Form 10-K
period 2000-01-02
TRIARC CONSUMER PRODUCTS GROUP LLC
filed 2000-04-14
CIK 1086090

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)

 (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 2000.

                                       OR

 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                       COMMISSION FILE NUMBER 333-78625-11

                            ------------------------

                       TRIARC CONSUMER PRODUCTS GROUP, LLC

             (Exact Name of Registrant as Specified in its Charter)

                            ------------------------

 Delaware                                               38-0471180
 (State or other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

 280 Park Avenue
 New York, New York                                     10017
 (Address of Principal Executive Offices)               (Zip Code)

       Registrant's Telephone Number, Including Area Code: (212) 451-3000

                            ------------------------
           Securities Registered Pursuant to Section 12(b) of the Act:

                              Name Of Each Exchange
                     Title Of Each Class On Which Registered

                    -------------------- -------------------
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         All of the membership interests in the registrant are held by the registrant's parent, Triarc Companies, Inc.

         The registrant meets the conditions set forth in General  Instruction I
(1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

                                     PART I

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     Certain statements in this Annual Report on Form 10-K, including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts, including most importantly, those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For those statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on our expectations and are susceptible to a number of risks, uncertainties and other factors, and our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in customer tastes and demographic patterns; the success of multi-branding; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials, ingredients and supplies; the potential impact on royalty revenues and franchisees' store level sales that could arise from interruptions in the distribution of supplies of food and other products to franchisees; general economic, business and political conditions in the countries and territories in which the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including franchising laws, accounting standards, environmental laws and taxation requirements; the costs and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties referred to in this Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Item 1.    Business.

INTRODUCTION

     We are a holding company wholly-owned by Triarc Companies, Inc. and, through our subsidiaries, are a leading premium beverage company, a restaurant franchisor and a soft drink concentrates producer. Our premium beverage operations are conducted through the Triarc Beverage Group, which consists of Snapple Beverage Corp., Mistic Brands, Inc. and Stewart's Beverages, Inc. (formerly known as Cable Car Beverage Corporation). Our restaurant franchising operations are conducted through Arby's, Inc. (which does business as the Triarc Restaurant Group), the franchisor of the Arby's(R)restaurant system. Our soft drink concentrate business is conducted through Royal Crown Company, Inc. Snapple is a leading marketer and distributor of premium beverages in the United States. Arby's is the world's largest restaurant franchising system specializing in slow-roasted roast beef sandwiches and according to Nation's Restaurant News, the tenth largest quick service restaurant chain in the United States, based on 1998 domestic systemwide sales. Royal Crown is a leading supplier of concentrates to private label carbonated soft drink producers in North America and owns the Royal Crown(R) carbonated soft drink brand, the largest national brand cola available to the independent bottling system.

     For information regarding the revenues, operating profit and identifiable assets for our businesses for the fiscal year ended January 2, 2000, see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 to the Consolidated Financial Statements of Triarc Consumer Products Group, LLC and Subsidiaries.

     We were organized in Delaware on January 15, 1999. Our principal executive offices are located at 280 Park Avenue, New York, New York 10017 and our telephone number is (212) 451-3000.

BUSINESS STRATEGY

     The key elements of our business strategy include (i) focusing our resources on our consumer products businesses -- beverages and restaurant franchising, (ii) building strong operating management teams for each of the businesses and (iii) providing strategic leadership and financial resources to enable the management teams to develop and implement specific, growth-oriented business plans.

     The senior operating officers of our businesses have implemented individual plans focused on increasing revenues and improving operating efficiency. In addition, we continuously evaluate various acquisitions and business combinations to augment our businesses. The implementation of this business strategy may result in increases in expenditures for, among other things, acquisitions and, over time, marketing and advertising. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations." It is our policy to publicly announce an acquisition or business combination only after an agreement with respect to such acquisition or business combination has been reached.

RECENT ACQUISITIONS

     On February 26, 1999, Snapple acquired Millrose Distributors, Inc. for $17.25 million in cash, subject to adjustment. Prior to the acquisition, Millrose was the largest non-company owned distributor of Snapple(R) products and the second largest distributor of Stewart's(R)products in the United States. Millrose's distribution territory, which includes parts of New Jersey, is contiguous to that of Mr. Natural, Inc., our company-owned New York City and Westchester County distributor. In 1998, Millrose had net sales of approximately $39 million.

     On January 2, 2000, Snapple acquired Snapple Distributors of Long Island, Inc. for $16.8 million in cash, subject to certain post-closing adjustments. Snapple also agreed to pay $2.0 million over a 10-year period in consideration for a three-year non-compete agreement by certain of the sellers. Prior to the acquisition, Long Island Snapple was the largest non-company owned distributor of Snapple products and a major distributor of Stewart's products. Long Island Snapple had net sales of approximately $30 million in 1999.

     On March 31, 2000 Triarc Companies acquired certain of the assets of California Beverage Company, including the distribution rights for Snapple, Mistic and Stewart's products in the City and County of San Francisco, California, for $1.6 million, subject to post-closing adjustment. The assets acquired by Triarc Companies were contributed to our subsidiary Pacific Snapple Distributors, Inc.

REFINANCING OF INDEBTEDNESS

     On February 25, 1999 we and our subsidiaries completed the sale of $300 million principal amount of 10 1/4% senior subordinated notes due 2009, pursuant to Rule 144A of the Securities Act of 1933 and concurrently entered into a $535 million senior secured credit facility. In conjunction with such transactions, on February 23, 1999 our parent, Triarc Companies contributed to us all of the outstanding capital stock of Triarc Beverage Holdings Corp., RC/Arby's Corporation and Stewart's Beverages, Inc. and on February 24, 1999 contributed by merger all of the outstanding capital stock that it owned in two subsidiaries of RC/Arby's.

     In addition, on February 25, 1999 RC/Arby's delivered a notice of redemption to holders of its $275 million principal amount 9 3/4% senior secured notes due 2000. The redemption occurred on March 30, 1999 at a redemption price of 102.786% of the principal amount, plus accrued and unpaid interest.

     The net proceeds from the financings were used to: (a) redeem the RC/Arby's notes (approximately $287.1 million); (b) refinance the Triarc Beverage Group's credit facility ($284.3 million principal amount outstanding plus $1.5 million of accrued interest); (c) pay for the acquisition of Millrose (approximately $17.5 million, including expenses); (d) pay customary fees and expenses (approximately $30.5 million); and (e) fund a distribution to Triarc Companies with the remaining proceeds.

     The notes issued pursuant to the private placement have been registered under the Securities Act of 1933. We were obligated to cause the registration statement with respect to a registered exchange offer or with respect to resales of the notes to be declared effective no later than August 24, 1999 or pay additional interest on the notes of 0.5% per annum until the registration statement was declared effective and an exchange offer was completed. The registration statement was declared effective by the Securities and Exchange Commission on December 23, 1999 and the exchange offer was completed on January 28, 2000.

FISCAL YEAR

     We have adopted a 52/53 week fiscal convention for the Company and our subsidiaries whereby our fiscal year ends each year on the Sunday that is closest to December 31 of such year. Each fiscal year generally will be comprised of four 13 week fiscal quarters, although in some years the fourth quarter will represent a 14 week period.

BUSINESS SEGMENTS

                PREMIUM BEVERAGES (SNAPPLE, MISTIC AND STEWART'S)

     Through Snapple, Mistic and Stewart's, we are a leader in the U.S. wholesale premium beverage market. According to A.C. Nielsen data, in 1999 our premium beverage brands had the leading share (33%) of premium beverage sales volume in convenience stores, grocery stores and mass merchandisers.

Snapple

         Snapple markets and distributes all-natural ready-to-drink teas, fruit drinks and juices. During 1999, Snapple case sales represented approximately 80% of our total premium beverage case sales. Since we acquired Snapple in May 1997, Snapple has strengthened its distributor relationships, improved promotional initiatives and significantly increased new product introductions and packaging innovations. These activities contributed to an increase in Snapple case sales of 7.3% in 1999 compared to 1998 and 8.4% in 1998 compared to 1997. According to A.C. Nielsen data, in 1999 Snapple had the leading share (28%) of U.S. premium beverage sales volume in convenience stores, grocery stores and mass merchandisers, compared to 10% for the next highest brand.

         We have benefited from the continued growth of our core products as well as the successful introduction of our innovative new beverages. New product introductions contributed to the growth of our core products by maintaining a sense of freshness and excitement for the overall product line and enhancing brand imagery for consumers. Case sales of Snapple's top five products in 1999, which represent 36% of its domestic case sales, have grown 8.8% since December 31, 1997. In April 1999, Snapple introduced Snapple Elements(TM), a line of juice drinks and teas enhanced with herbal ingredients to capitalize on, in part, the growing consumer demand for all-natural, health-oriented products. Snapple Elements is offered in eight flavors. We expect to introduce at least two new flavors prior to this summer's selling season. In 1999, Snapple Elements won Beverage World's Globe Design Gold Award for best overall product design. In 1999, Snapple also introduced several new fruit drink flavors, including Diet Orange Carrot and Raspberry Peach. In 1998, Snapple introduced a successful new line of products called WhipperSnapple(R), which is a smoothie-like beverage. In 1998, WhipperSnapple was named Convenience Store News' best new non- alcoholic beverage product and won the American Marketing Association's Edison award for best new beverage product.

Mistic

         Mistic markets and distributes a wide variety of premium beverages, including fruit drinks, ready-to-drink teas, juices and flavored seltzers under the Mistic(R) and Mistic Fruit Blast(TM) brand names. In general, Mistic complements Snapple by appealing to consumers who prefer a sweeter product with stronger fruit flavors. According to A.C. Nielsen data, in 1999 Mistic had a 3% share of U.S. premium beverage sales volume in convenience stores, grocery stores and mass merchandisers. Since Mistic was acquired in August 1995, we have introduced more than 35 new flavors, a line of 100% fruit juices, various new bottle sizes and shapes and numerous new package designs. In 1999, Mistic introduced a line of 50% juice drinks, including Orange Carrot, which has become Mistic's best selling product, Mango Carrot, Tropical Carrot and Orange Mango. Mistic also introduced Mistic Italian Ice Smoothies(TM), a smoothie-like beverage, and Sun Valley Squeeze(TM), a fruit drink packaged in a proprietary 20 ounce bottle with dramatic graphics. In 1999, Mistic Italian Ice Smoothies was the runner-up to Snapple Elements and won Beverage World's Globe Design Silver Award for package design. In March 2000, Mistic introduced Mistic Hip-Hop, juice drinks aimed at younger consumers which are packaged in 20 ounce bottles that feature graphics with top-selling hip-hop artists. Mistic plans to introduce one additional new major product platform in 2000.

Stewart's

         Stewart's markets and distributes Stewart's brand premium soft drinks, including Root Beer, Orange N' Cream, Diet Root Beer, Cream Ale, Ginger Beer, Creamy Style Draft Cola, Classic Key Lime, Lemon Meringue, Cherries N' Cream, Classic Grape and Peach. In March 2000, Stewart's launched "S"(TM), a line of super premium diet sodas in five flavors in a proprietary bottle. Stewart's holds the exclusive perpetual worldwide license to manufacture, distribute and sell Stewart's brand soft drinks and owns the Fountain Classics(R) trademark. Through the fourth quarter of 1999, Stewart's has experienced 29 consecutive quarters of double-digit percentage case sales increases compared to the prior year's comparable quarter. Overall, Stewart's has grown its case sales by approximately 13% in 1999 compared to 1998 and approximately 17% in 1998 compared to 1997, primarily by increasing penetration in existing markets, entering new markets and continuing product innovation. According to A.C. Nielsen data, in 1999 Stewart's had a 2% share of U.S. premium beverage sales volume in convenience stores, grocery stores and mass merchandisers.

Sales and Marketing

         Snapple and Mistic have a combined sales and marketing staff, while Stewart's has its own sales and marketing staff. The sales forces are responsible for overseeing sales to distributors, monitoring retail account performance and providing sales direction and trade spending support. Trade spending includes price promotions, slotting fees and local consumer promotions. The sales force handles most accounts on a regional basis with the exception of large national accounts, which are handled by a national accounts group. As of January 2, 2000, we employed a sales and marketing staff excluding that of Snapple-owned distributors, of approximately 266 people.

         After acquiring Snapple, we revived Snapple's tradition of quirky advertising and promotional campaigns. In May 1997, we announced the return of Wendy "The Snapple Lady" and introduced a new flavor, Wendy's Tropical Inspiration(TM), in a commercial featuring Wendy's return from a deserted island to help "save Snapple." In the summer of 1998 Snapple launched its "Win Nothing Instantly" sweepstakes where consumers won prizes such as "No Car Payments," awarding $100 per month for one year, and "No Rent,"awarding $1,000 per month for one year. This sweepstakes received a "Brammy" award from Brandweek magazine for "Best Promotion" for all categories. Snapple's "Good Fruit/Bad Fruit" commercial was recognized by Ad Week as one of the best campaigns of 1999.

         Mistic uses  targeted  advertising.  The  1996-1997  "Show Your Colors"
campaign, reflecting the desires of young consumers to express their individuality, was widely recognized in the advertising trade industry. Mistic won the Promotional Marketing Association's Silver Reggie award in 1998 for its promotional sweepstakes that offered consumers who matched the color under the cap of Mistic products to the color of Dennis Rodman's hair one day of his salary as a Chicago Bull.

         We intend to maintain consistent advertising campaigns for our brands as an integral part of our strategy to stimulate consumer demand and increase brand loyalty. In 1999, we employed a combination of network and cable advertising complemented with local spot advertising in our larger markets. In most markets, we have used television as the primary advertising medium and radio as the secondary medium, although Mistic has used radio as its primary advertising medium. We also employ outdoor, newspaper and other print media advertising, as well as in-store point of sale promotions.

Distribution

         We currently sell our premium beverages through a network of distributors that include specialty beverage, carbonated soft drink and licensed beer/wine/spirits distributors. In addition, Snapple uses brokers for distribution of some Snapple products in Florida and Georgia. We distribute our products internationally primarily through one licensed distributor in each country. We typically grant distributors exclusive rights to sell Snapple, Mistic and/or Stewart's products within a defined territory. We have written agreements with distributors who represent approximately 84% of our volume. The agreements are typically either for a fixed term renewable upon mutual consent or are perpetual, and are terminable by us for cause. The distributor may generally terminate its agreement upon specified prior notice.

         We believe that company-owned distributors place more focus on increasing sales of our products and successfully launching our new products. At the beginning of 1999, Snapple owned two of its largest distributors, Mr. Natural, Inc., which distributes in the New York metropolitan area, and Pacific Snapple Distributors, Inc., which distributes in parts of southern California. In February 1999, Snapple acquired Millrose Distributors, Inc., which prior to the transaction acquired certain assets of Mid-State Beverage, Inc., for approximately $17.25 million. Millrose and Mid-State distributed Snapple and Stewart's products in parts of New Jersey. Before the acquisition, Millrose was the largest non-company owned Snapple distributor and Mid-State was the second largest Stewart's distributor.

         In January 2000, Snapple acquired Snapple Distributors of Long Island, Inc., which distributes in Nassau and Suffolk counties in New York, for a cash purchase price of $16.8 million, subject to post-closing adjustments. Snapple also agreed to pay $2.0 million over a ten-year period in consideration for a three-year non-compete agreement by some of the sellers. Before the acquisition, Long Island Snapple was the largest non-company-owned distributor of Snapple products and a major distributor of Stewart's products.

         On March 31, 2000 Triarc Companies acquired certain of the assets of California Beverage Company, including the distribution rights for Snapple, Mistic and Stewart's products in the City and County of San Francisco, California, for $1.6 million, subject to post-closing adjustment. The assets acquired by Triarc Companies were contributed to Pacific Snapple.

         In the aggregate, our company-owned distributors were responsible for approximately 24% of Snapple's 1999 domestic case sales and 9% of Stewart's domestic case sales.

         No non-company-owned distributor accounted for more than 10% of total premium beverage case sales in 1997, 1998 or 1999. We believe that we could find alternative distributors if our relationships with our largest distributors were terminated.

         International sales accounted for less than 10% of our premium beverage sales in each of 1997, 1998 or 1999. Since we acquired Snapple, Royal Crown's international group has been responsible for the sales and marketing of our premium beverages outside North America.

Co-packing Arrangements

         We use more than 20 co-packers strategically located throughout the United States to produce our premium beverage products for us under formulation requirements and quality control procedures that we specify. We select and monitor the producers to ensure adherence to our production procedures. We regularly analyze samples from production runs and conduct spot checks of production facilities. We supply most packaging and raw materials and arrange for their shipment to our co-packers and bottlers. Our three largest co-packers accounted for approximately 54% of our aggregate case production of premium beverages in 1999.

         Our contractual arrangements with our co-packers are typically for a fixed term that is automatically renewable for successive one-year periods.
During the term of the agreement, the co-packer generally commits a specified amount of its monthly production capacity to us. Snapple has committed to order guaranteed minimum volumes under contracts covering the production of a majority of its case volume. If the volume actually ordered is less than the guaranteed volume, Snapple is typically required to pay the co-packer the product of (1) an amount per case specified in the agreement and (2) the difference between the volume actually ordered and the guaranteed volume.

         At January 2, 2000, Snapple had reserves of approximately $3.3 million for future payments under its guaranteed volume co-packer agreements known as take-or-pay agreements. We paid approximately $5.9 million under Snapple's take-or-pay agreements during the seven months in 1997 that we owned Snapple and $11.3 million in 1998, primarily related to obligations entered into by the prior owner of Snapple, and $1.4 million in 1999. Mistic has committed to order a guaranteed volume in two instances and a percentage of its products sold in a region in another instance. If the guaranteed volume or percentage is not met, Mistic must make payments to compensate for the difference. Stewart's has no take-or-pay agreements requiring it to make minimum purchases.

         We have generally been able to avoid significant capital expenditures or investments for bottling facilities or equipment and our production-related fixed costs have been minimal because of our co-packing arrangements. We are, however, in the process of establishing a premium beverage packing line at one of our company-operated distribution centers at a cost of approximately $5.0 million, because of significant expected freight and production savings and availability of additional space in one of our facilities. We anticipate that we will continue to use third-party co-packers for most of our production.

         We believe we have arranged for sufficient production capacity to meet our requirements for 2000 and that, in general, the industry has excess production capacity that we could use. We also expect that in

2000 we will meet substantially all of our guaranteed volume requirements under our co-packing agreements.

Raw Materials

         Triarc Companies purchases certain raw materials used in the preparation and packaging of our premium beverage products and supplies them to our co-packers. For quality control and other purposes, Triarc Companies has chosen to obtain some raw materials, including aspartame, on an exclusive basis from single suppliers and other raw materials, such as glass bottles and flavors, from a relatively small number of suppliers. In turn, Triarc Companies sells to us, at cost, the raw materials that it purchases from suppliers. Since the acquisition of Snapple, Triarc Companies has been negotiating and continues to negotiate, new supply and pricing arrangements with its suppliers. We believe that, if required, alternate sources of raw materials, other than glass bottles, are available. However, as a result of consolidation of the glass industry, it is uncertain whether all of the glass bottles supplied by two suppliers, who supply approximately 88% of our premium beverage segment's 1999 purchases of glass bottles, could be replaced by alternate sources. We do not believe it reasonably possible that these two glass suppliers will be unable to achieve substantially all of their anticipated volumes in the near term.

                      SOFT DRINK CONCENTRATES (ROYAL CROWN)

     Through Royal Crown Company, Inc., we participate in the approximately $58 billion domestic retail carbonated soft drink market. Royal Crown produces and sells concentrates used in the production of carbonated soft drinks. Royal Crown is the exclusive supplier of cola concentrate and a primary supplier of flavor concentrates to Cott Corporation, which, based on public disclosures by Cott, is a leading worldwide supplier of premium quality retailer brand soft drinks. Royal Crown also sells concentrates to independent, licensed bottlers who manufacture and distribute finished beverage products domestically and internationally. Royal Crown's products include: RC(R) Cola, Diet RC(R) Cola, Cherry RC(R) Cola, RC Edge(TM), Diet Rite(R) Cola, Diet Rite(R) flavors, Nehi(R), Upper 10(R), and Kick(R). RC Cola is the largest national brand cola available to the independent bottling system, which consists of bottlers who do not bottle either Coca-Cola or Pepsi-Cola.

     Royal Crown also sells its products internationally. Royal Crown's export business has grown at an 18% compound annual growth rate over the five years ended 1997, although growth slowed to 4% in 1998 and was down 2.5% in 1999 due to adverse economic conditions in some of its markets, especially Russia and Turkey, and competitive conditions in Mexico. During 1999, Royal Crown's soft drink brands had approximately a 1.4% share of national supermarket volume according to Beverage Digest/A.C. Nielsen data.

Sales and Marketing

         Royal Crown uses radio, print and direct mail advertising. RC Cola's "Great Taste/Great Value" strategy has begun to utilize a money-back taste guarantee and coupons included on its packaging. RC Cola is the official soft drink of Little League Baseball and is beginning its third year as a title sponsor of the #86 Dodge Truck in the Sears Craftsman Truck Series of the NASCAR circuit.

         Royal Crown plans to enhance the "Better For You" marketing of Diet Rite by focusing on its formulation which has no sodium, no caffeine, no calories and a new sweetener blend containing no aspartame. Diet Rite is the only major U.S. diet soft drink without aspartame.

         Royal Crown has entered into a media and promotional sponsorship for RC Edge to be the exclusive branded cola marketing partner of the World Wrestling Federation. The promotion was launched in late March 2000, and this summer it will feature four of the World Wrestling Federation's most popular stars on RC Edge's packaging.

Private Label

         Royal Crown believes that private label sales through Cott represent an opportunity to benefit from sales of retailer-branded beverages. Royal Crown's sale of concentrates to Cott began in late 1990. For the five years ended 1999, Royal Crown's sales to Cott increased by a compound annual growth rate of approximately 7%. Royal Crown's revenues from sales to Cott were approximately 15.8% of its total revenues in 1997, 17.2% in 1998 and 22.3% in 1999.

         Royal Crown sells concentrate to Cott under a 21-year concentrate supply agreement which expires in 2015, subject to additional six year extensions. Under the Cott agreement:

         o Royal Crown, with limited exceptions, is Cott's exclusive worldwide supplier of cola concentrates for retailer-branded beverages in various containers,

         o Cott must purchase from Royal Crown at least 75% of its total worldwide requirements for carbonated soft drink concentrates for beverages sold in the containers for which Royal Crown is the exclusive supplier of concentrates, and

         o As long as Cott purchases a specified minimum number of units of private label concentrate in each year of the agreement, Royal Crown will not manufacture and sell private label carbonated soft drink concentrates to parties other than Cott anywhere in the world.

         Through its private label program, Royal Crown develops new concentrates specifically for Cott's private label accounts. The proprietary formulae Royal Crown uses for this private label program are customer-specific and differ from those of Royal Crown's branded products. Royal Crown works with Cott to develop flavors according to each trade customer's specifications. Royal Crown retains ownership of the formulae for the concentrates developed after the date of the Cott agreement, except, in most cases, upon termination of the Cott agreement because of breach or non-renewal by Royal Crown.

Royal Crown Domestic Bottler Network

         Royal Crown sells its concentrates to independent licensed bottlers in the United States. Consistent with industry practice, Royal Crown assigns each bottler an exclusive territory for bottled and canned products within which no other bottler may distribute Royal Crown branded soft drinks.

         During 1999, Royal Crown's ten largest bottler groups accounted for approximately 80.5% of Royal Crown's domestic volume of concentrate for branded products. Dr Pepper/Seven Up Bottling Group accounted for approximately 24.5% of this volume during 1999 and RC Chicago Bottling Group accounted for approximately 22.3% of this volume during 1999. Although we believe that Royal Crown could find new bottlers for the RC Cola brand, Royal Crown's sales would decline if these major bottlers stopped selling RC Cola brand products.

Royal Crown International Bottler Network

         We sell concentrate to bottlers in 72 countries for use in Royal Crown and other branded products. Royal Crown's sales outside the United States were approximately 10.9% of its total revenues in 1997, 11.3% in 1998 and 10.4% in 1999. Sales outside the United States of concentrates were approximately 13.9% of Royal Crown's total concentrate sales in 1997, 13.6% in 1998 and 9.7% in 1999. The decrease in percentages for 1998 and 1999 is mainly attributable to economic conditions in Russia and Turkey and competitive conditions in Mexico. As of January 2, 2000, 112 bottlers and 14 distributors sold Royal Crown branded products outside the United States in 68 countries, with international export sales in 1999 distributed among Canada (7.2%), Latin America and Mexico (30.6%), Europe (19.4%), the Middle East/Africa (21.6%) and the Far East/Pacific Rim (21.3%). While the financial and managerial resources of Royal Crown have been focused on the United States, we believe significant opportunities exist for Royal Crown in international markets. In 1999, new bottlers were added to the following markets: Ireland, Zimbabwe, Algeria, Romania and Tadjikistan. For the five years ended 1999, the compound annual growth rate of Royal Crown's sales outside the United States was approximately 14%.

Product Development

         We believe that Royal Crown has a history as an industry leader in product innovation. In 1961, Royal Crown introduced the first national brand diet cola. The Diet Rite flavors line was introduced in 1988 to complement the cola line and to target the non-cola segment of the market, which has been growing faster than the cola segment due to a consumer trend toward lighter beverages. In 1998, Royal Crown introduced two new Diet Rite flavors, Iced Mocha and Lemon Sorbet, and began to use sucralose in Diet RC Cola. In 1999, Royal Crown reformulated Diet Rite to eliminate aspartame. In April 1999, Royal Crown introduced RC Edge, a cola specially formulated with herbal enhancements.

                     RESTAURANT FRANCHISING SYSTEM (ARBY'S)

     Through the Arby's restaurant franchising business, we participate in the approximately $100 billion quick service restaurant segment of the domestic restaurant industry. Arby's, which celebrated its 35th anniversary in 1999, enjoys a high level of brand recognition. In 1998, Arby's had an estimated market share of approximately 73% of the roast beef sandwich segment of the quick service restaurant category. In addition to various slow-roasted roast beef sandwiches, Arby's also offers a selected menu of chicken, turkey, ham and submarine sandwiches, side-dishes and salads. Arby's also currently offers franchisees the opportunity to multi-brand at Arby's locations with T.J. Cinnamons(R) products, which are primarily gourmet cinnamon rolls, gourmet coffees and other related products. Arby's also offers franchisees the opportunity to multi-brand with Pasta Connection(TM) products, which are pasta dishes with a variety of different sauces. As of January 2, 2000, the Arby's restaurant system consisted of 3,228 franchised restaurants, of which 3,069 operate within the United States and 159 operate outside the United States. Of the domestic restaurants, approximately 340 are multi-branded locations that sell T.J. Cinnamons products and 60 are multi-branded locations that sell Pasta Connection products.

     Currently all of the Arby's restaurants are owned and operated by franchisees. Because Arby's owns no restaurants, it avoids the significant capital costs and real estate and operating risks associated with restaurant operations. As a franchisor Arby's receives franchise royalties from all Arby's restaurants and up-front franchise fees from its restaurant operators for each new unit opened. Arby's average franchise royalty rate in 1999 was approximately 3.3% of franchise revenues, which included royalties of 4% of franchise revenues from most existing units and all new domestic units opened.

     From 1996 to 1999, Arby's system-wide sales grew at a compound annual growth rate of 5.4% to $2.3 billion. Through January 2, 2000, the Arby's system has experienced twelve consecutive quarters of domestic same store sales growth compared to the prior year's comparable quarter. During 1999, our franchisees opened 159 new Arby's and closed 66 underperforming Arby's. In addition, Arby's franchisees opened 53 multi-branded T.J. Cinnamons and 40 multi-branded Pasta Connections in Arby's units in 1999. As of January 2, 2000, franchisees have committed to open approximately 1,100 Arby's restaurants over the next 11 years. You should read the information contained in "Risk Factors -- Arby's is Dependent on Restaurant Revenues and Openings."

     In May 1997, Arby's sold all of the stock of the two corporations owning all of the 355 company-owned Arby's restaurants to RTM Inc., the largest franchisee in the Arby's system. Since that time Arby's has derived its revenues from two principal sources: (1) royalties from franchisees and (2) franchise fees. Before this sale, Arby's primarily derived its revenues from sales at company-owned restaurants.

ARBY'S RESTAURANTS

     Arby's opened its first restaurant in Youngstown, Ohio in 1964. As of January 2, 2000, franchisees operated Arby's restaurants in 49 states and 9 foreign countries. As of January 2, 2000, the six leading states by number of operating units were: Ohio, with 249 restaurants; Texas, with 167 restaurants; Michigan, with 166 restaurants; Indiana, with 163 restaurants; California, with 156 restaurants; and Georgia, with 155 restaurants. Canada is the country outside the United States with the most operating units, with 123 restaurants.

     Arby's restaurants in the United States and Canada typically range in size from 2,500 square feet to 3,000 square feet. Restaurants in other countries typically are larger than U.S. and Canadian restaurants. Restaurants typically have a manager, assistant manager and as many as 30 full and part-time employees. Staffing levels, which vary during the day, tend to be heaviest during the lunch hours.

     The following table sets forth the number of Arby's restaurants at the beginning and end of each year from 1996 to 1999:

                                              1996    1997    1998   1999
                                              ----    ----    ----   ----
Restaurants open at beginning of period.......2,955   3,030  3,092  3,135
Restaurants opened during period..............  132     125    130    159
Restaurants closed during period..............   57      63     87     66
                                              -----   -----  -----  -----
Restaurants open at end of period.............3,030   3,092  3,135  3,228
                                              -----   -----  -----  -----

During the period from January 1, 1996 through January 2, 2000, 546 new Arby's restaurants were opened and 273 underperforming Arby's restaurants have closed. We believe that this has contributed to the average annual unit volume increase of the Arby's system, as well as to an improvement of the overall brand image of Arby's.

FRANCHISE NETWORK

         At January 2, 2000, 504 Arby's franchisees operated 3,228 separate restaurants. The initial term of the typical "traditional" franchise agreement is 20 years. Arby's does not offer any financing arrangements to its franchisees.

         Arby's franchisees opened 11 new restaurants outside of the United States during 1999. Arby's also has territorial agreements with international franchisees in six countries as of January 2, 2000. Under the terms of these territorial agreements, many of the international franchisees have the exclusive right to open Arby's restaurants in specific regions or countries. Arby's management expects that future international franchise agreements will more narrowly limit the geographic exclusivity of the franchisees and prohibit sub-franchise arrangements.

         In July 1999, Arby's signed the largest overseas development agreement in its history. The agreement was entered into with Sybra Restaurants (UK) Ltd. Under the agreement, 102 new Arby's restaurants are to be developed in southern England over the next 10 years. The first three restaurants are expected to open during the third quarter of 2000.

         Arby's  offers  franchises  for  the  development  of both  single  and multiple "traditional" restaurant locations. All franchisees are required to execute standard franchise agreements. Arby's standard U.S. franchise agreement currently requires an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement. Because of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees was approximately 3.2% during 1998 and approximately 3.3% during 1999. Franchisees typically pay a $10,000 commitment fee, credited against the franchise fee referred to above, during the development process for a new restaurant.

         Franchised restaurants are required to be operated under uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. Arby's continuously monitors franchisee operations and inspects restaurants periodically to ensure that company practices and procedures are being followed.

ADVERTISING AND MARKETING

         The Arby's system, through its franchisees, advertises primarily through regional television, radio and newspapers. Payment for advertising time and space is made by local advertising cooperatives in which owners of local franchised restaurants participate. Franchisees contribute .7% of net sales to the Arby's Franchise Association, which produces advertising and promotional materials for the system. Each franchisee is also required to spend a reasonable amount, but not less than 3% of its monthly net sales, for local advertising. This amount is divided between the franchisee's individual local market advertising expense and the expenses of a cooperative area advertising program with other franchisees who are operating Arby's restaurants in that area. Contributions to the cooperative area advertising program are determined by the participants in the program and are generally in the range of 3% to 5% of monthly net sales. As a result of the sale of company-owned restaurants to RTM in May 1997, Arby's no longer has any expenditures for advertising and marketing in support of company-owned restaurants, as compared to approximately $9.0 million in 1997 and $25.8 million in 1996.

QUALITY ASSURANCE

         Arby's has developed a quality assurance program designed to maintain standards and uniformity of the menu selections at each of its franchised restaurants. Arby's assigns a full-time quality assurance employee to each of the five independent processing facilities that processes roast beef for Arby's domestic restaurants. The quality assurance employee inspects the roast beef for quality and uniformity. In addition, a laboratory at Arby's headquarters tests samples of roast beef periodically from franchisees. Each year, Arby's representatives conduct unannounced inspections of operations of a number of franchisees to ensure that Arby's policies, practices and procedures are being followed. Arby's field representatives also provide a variety of on-site consultative services to franchisees. Arby's has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

PROVISIONS AND SUPPLIES

         Five independent meat processors provide all of Arby's roast beef in the United States. Franchise operators are required to obtain roast beef from one of the five approved suppliers. ARCOP, Inc., a non-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of Arby's franchisees. Arby's believes that satisfactory arrangements could be made to replace any of the current roast beef suppliers, if necessary, on a timely basis.

         Franchisees may obtain other products, including food, beverage, ingredients, paper goods, equipment and signs, from any source that meets Arby's specifications and approval. Through ARCOP, Arby's franchisees purchase food, proprietary paper and operating supplies through national contracts employing volume purchasing. Franchisees representing approximately 73% of the domestic Arby's restaurants recently changed their distributor for food and other supplies following a period of logistical problems by, and the subsequent bankruptcy of, that distributor. You should read the information contained in "Risk Factors -- Arby's is Dependent on Restaurant Revenues and Openings."

GENERAL

Trademarks

         We own numerous trademarks that are considered material to our businesses, including Snapple, Made From The Best Stuff On Earth(R), Snapple Elements, WhipperSnapple, Snapple Farms(R), Snapple Refreshers(TM), Mistic, Mistic Sun Valley Squeeze, Mistic Italian Ice Smoothies, RC Cola, Diet RC, Cherry RC Cola, RC Edge, Royal Crown, Diet Rite, Nehi, Upper 10, Kick, Fountain Classics, Arby's, T.J. Cinnamons and Pasta Connection. Mistic is the licensee of the Fruit Blast trademark. Stewart's is the licensee of the Stewart's trademark on an exclusive perpetual basis for soft drinks and considers it to be material to its business. In addition, we consider our finished product and concentrate formulae, which are not the subject of any patents, to be trade secrets.

         Many of our material trademarks are registered trademarks in the U.S. Patent and Trademark Office and various foreign jurisdictions. Registrations for such trademarks in the United States will last indefinitely as long as the trademark owners continue to use and police the trademarks and renew filings with the applicable governmental offices. There are no challenges pending to our right to use any of our material trademarks in the United States.

Competition

     Beverages

         Our premium beverage products and soft drink concentrate products compete generally with all liquid refreshments and in particular with numerous nationally-known carbonated soft drinks, including Coca-Cola and Pepsi-Cola. We also compete with ready to drink brewed iced tea competitors, including Nestea Iced Tea, which is produced under a long-term license granted by Nestle S.A. to The Coca-Cola Company, and Lipton Original Iced Tea, which is distributed under a joint venture between PepsiCo, Inc. and Thomas J. Lipton Company, a subsidiary of Unilever Plc. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by distributors, most of which also distribute other beverage brands. The principal methods of competition in the beverage industry include product quality and taste, brand advertising, trade and consumer promotions, marketing agreements including calendar marketing agreements, pricing, packaging and the development of new products.

         Until recently, the soft drink business experienced increased price competition that resulted in significant price discounting throughout the industry. Price competition had been especially intense with respect to sales of soft drink products in supermarkets. This resulted in significant discounts and allowances off wholesale prices by bottlers to maintain or increase market share in the supermarket segment. If resumed, these practices could have an adverse impact on us.

         The Coca-Cola Company and PepsiCo, Inc. are also making increased use of exclusionary marketing agreements which prevent or limit the marketing and sale of competitive beverage products at various locations, including colleges, schools, convenience and grocery store chains and municipal locations, including city parks and buildings.

     Restaurant Franchising System

         Arby's faces direct and indirect competition from numerous well-established competitors, including national and regional fast food chains, for example, McDonald's, Burger King and Wendy's. In addition, Arby's competes with locally owned restaurants, drive-ins, diners and other similar establishments. Key competitive factors in the quick service restaurant industry are price, quality of products, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.

         Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led operators to employ other strategies, including frequent use of price promotions and heavy advertising expenditures.

         Additional competitive pressures for prepared food purchases have come more recently from operators outside the restaurant industry. Several major grocery chains have begun offering fully prepared food and meals to go as part of their deli sections. Some of these chains also have added in-store cafes with service counters and tables where consumers can order and consume a full menu of items prepared especially for this portion of the operation.

         Many  of  our  competitors  have   substantially   greater   financial,
marketing, personnel and other resources than we do.

Governmental Regulations

         The production and marketing of our beverages are governed by the rules and regulations of various federal, state and local agencies, including the United States Food and Drug Administration. The Food and Drug Administration also regulates the labeling of our products. In addition, our dealings with our bottlers and/or distributors may, in some jurisdictions, be governed by state laws governing licensor-licensee or distributor relationships.

         Various state laws and the Federal Trade Commission regulate Arby's franchising activities. The Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have "franchise relationship laws" that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. Furthermore, the United States Congress has also considered, and there is currently pending, legislation governing various aspects of the franchise relationship. In addition, national, state and local laws affect Arby's ability to provide financing to franchisees. In addition, Arby's franchisees must comply with the Fair Labor Standards Act and the Americans with Disabilities Act, which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons, and various state laws governing matters that include, for example, minimum wages, overtime and other working conditions. We cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation. We believe that the operations of our subsidiaries comply substantially with all applicable governmental rules and regulations.

Environmental Matters

         We are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures which may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Based on currently available information and our current reserve levels, we do not believe that the ultimate outcome of any pending environmental matter will have a material adverse effect on our consolidated financial position or results of operations. Please refer to the section of this prospectus entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Seasonality

         Our beverage and restaurant franchising businesses are seasonal. In our beverage businesses, the highest revenues occur during the spring and summer, between April and September. Accordingly, our second and third quarters reflect the highest revenues, and our first and fourth quarters have lower revenues, from the beverage businesses. The royalty revenues of our restaurant franchising business are somewhat higher in our fourth quarter and somewhat lower in our first quarter. Accordingly, consolidated revenues will generally be highest during the second and third fiscal quarters of each year. Our EBITDA and operating profit are also highest during the second and third fiscal quarters of each year and lowest in the first fiscal quarter. This principally results from the higher beverage revenues in the second and third fiscal quarters while general and administrative expenses and depreciation and amortization, excluding amortization of deferred financing costs, are generally recorded ratably in interim periods either as incurred or allocated to interim periods based on time expired. Our first fiscal quarter EBITDA and operating profit have also been lower due to advertising and production costs, which typically are higher in the first quarter in anticipation of the peak spring and summer beverage selling season and which are recorded the first time the related advertising takes place.

Employees

         As of January 2, 2000, we had approximately 1,120 employees, including 865 salaried employees and 255 hourly employees. We believe that employee relations are satisfactory. As of January 2, 2000, approximately 52 of our employees were covered by various collective bargaining agreements expiring from time to time from the present through August 2002. This number includes 18 of our employees whose collective bargaining agreement expired in January 2000 after their union was placed in receivership. It is expected that the collective bargaining agreement with these employees' new union will be renewed for one year.

Risk Factors

         We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

         Our Substantial Leverage May Adversely Affect Us

         We have a significant amount of indebtedness. On an unconsolidated basis, our indebtedness at January 2, 2000 was $300.0 million, excluding intercompany debt. In addition, at January 2, 2000 our total consolidated indebtedness was $778.8 million.

         In addition to the above indebtedness, our subsidiaries may borrow an additional $60.0 million of revolving credit loans under the credit facility, subject to certain limitations contained in the credit facility, the indenture and instruments governing our other debt. If new debt is added to our current debt levels, the related risks that we face could increase. In addition, under our various debt agreements, substantially all of our assets are pledged as collateral security. You should read the information included in "Item 1 -- Business -- Refinancing of Indebtedness."

         Our subsidiaries' credit facility contains financial covenants that, among other things, require our subsidiaries to maintain certain financial ratios and restrict our subsidiaries' ability to incur debt, enter into certain fundamental transactions (including certain mergers and consolidations) and create or permit liens. If our subsidiaries are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of principal and interest under, or are unable to comply with covenants of, the credit facility or the indenture, we would be in a default under the terms thereof which would permit the lenders under the credit facility and, by reason of a cross default provision, the indenture, to accelerate the maturity of the balance thereof. You should read the information we have included in Note 5 to the Consolidated Financial Statements.

         Holding Company Structure

         Because we are a holding company, our ability to service debt and pay dividends, is dependent upon cash flows from our subsidiaries, including loans and cash dividends. Under the terms of our indenture and credit agreement our subsidiaries are subject to certain restrictions on their ability to pay dividends and/or make loans or advances to us. The ability of any of our subsidiaries to pay cash dividends and/or make loans or advances to us is also dependent upon the respective abilities of such entities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances.

         In addition, our equity interests in our subsidiaries rank junior to all of the respective indebtedness, whenever incurred, of such entities in the event of their respective liquidation or dissolution. As of January 2, 2000, our subsidiaries had aggregate indebtedness of approximately $478.8 million excluding intercompany indebtedness.

         Successful Completion and Integration of Acquisitions

         One  element  of our  business  strategy  is to  continuously  evaluate acquisitions and business combinations to augment our businesses. We cannot assure you that we will identify and complete suitable acquisitions or, if completed, that such acquisitions will be successfully integrated into our operations. Acquisitions involve numerous risks, including difficulties assimilating new operations and products. We cannot assure you that we will have access to the capital required to finance potential acquisitions on satisfactory terms, that any acquisition would result in long-term benefits to us or that management would be able to manage effectively the resulting business. Future acquisitions may result in the incurrence of additional indebtedness or the issuance of additional equity securities.

      We May Not Be Able to Continue to Develop Successful New Beverage Products

         Part of our strategy is to increase our sales through the development of new beverage products. Although we have successfully launched a number of new beverage products, we cannot assure you that we will be able to continue to develop, market and distribute future beverage products that will enjoy market acceptance. The failure to develop new beverage products that gain market acceptance would have an adverse impact on our growth and would materially adversely affect us.

         Arby's is Dependent on Restaurant Revenues and Openings

         Arby's principal source of revenues are royalty fees received from its franchisees. Accordingly, Arby's future revenues will be highly dependent on the gross revenues of Arby's franchisees and the number of Arby's restaurants that its franchisees operate. In January 2000 the major supplier of food and other products to Arby's franchisees filed for bankruptcy. That bankruptcy and the subsequent change of distributors by franchisees has not had a significant adverse effect on us as of the date of this Form 10-K. However, it is possible that interruptions in the distribution of supplies to our franchisees could adversely affect sales by our franchisees and cause a decline in the royalty fees that we receive from them.

         Gross Revenues of Arby's Restaurants

         Competition among national brand franchisors and smaller chains in the restaurant industry to grow their franchise systems is intense. Arby's franchisees are generally in competition for customers with franchisees of other national and regional fast food chains and locally owned restaurants. We cannot assure you that the level of gross revenues of Arby's franchisees, upon which our royalty fees are dependent, will continue.

         Number of Arby's Restaurants

         Numerous factors beyond our control affect restaurant openings. These factors include the ability of a potential restaurant owner to obtain financing, locate an appropriate site for a restaurant and obtain all necessary state and local construction, occupancy or other permits and approvals. Although as of January 2, 2000 franchisees have signed commitments to open approximately 1,100 Arby's restaurants and have made or are required to make non-refundable deposits of $10,000 per restaurant, we cannot assure you that these commitments will result in open restaurants.

         Arby's Reliance on Certain Franchisees May Adversely Affect Us; We Remain Contingently Liable on Certain Obligations.

         During 1999, Arby's received approximately 26.8% of its royalties from RTM and its affiliates, which are franchisees of approximately 700 Arby's restaurants, and received approximately 7% of its royalties from each of two other franchisees. Arby's franchise royalties could decline from their present levels if any of these franchisees suffered significant declines in their businesses.

         In addition, RTM has assumed certain lease obligations and indebtedness in connection with the restaurants that it acquired from Arby's. We remain contingently liable if RTM fails to make payments on those leases and a portion of such indebtedness. You should read the information we have included in Notes 3 and 17 to the Consolidated Financial Statements.

         Royal Crown's Reliance on Certain Customers and Bottlers May Adversely Affect Us

         Private Label Sales

         Royal Crown relies to a significant extent upon sales of beverage concentrates to Cott Corporation under a long-term concentrate supply agreement which continues until 2015, subject to additional six-year extensions.. Royal
Crown's revenues from sales to Cott were approximately 15.8% of its total revenues in 1997, 17.2% in 1998 and 22.3% in 1999. If Cott's business declines, or if Royal Crown's supply agreement with Cott is terminated, Royal Crown's sales would be adversely affected.

         Bottlers

         Royal Crown relies upon its relationships with certain key bottlers. For example:

         o Dr Pepper/Seven Up Bottling Group accounted for approximately 24.5% of Royal Crown's domestic volume of concentrate for branded products during 1999; RC Chicago Bottling Group accounted for approximately 22.3% of such volume during 1999;

         o        Royal  Crown's  ten  largest  bottler  groups   accounted  for
                  approximately 80.5% of Royal Crown's domestic volume of concentrate for branded products during 1999.

         Royal Crown's sales would decline from their present levels if any of these major bottlers stopped selling RC Cola brand products. Although we believe that we could find new bottlers for the RC Cola brand products, we cannot assure you that new bottlers would provide Royal Crown with the level of sales that these bottlers have.

         Competition from Other Beverage and Restaurant Companies
         Could Adversely Affect Us

         The premium beverage, carbonated soft drink and restaurant industries are highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources that we do. You should read the information we have included in "Item 1. Business -- Competition."

         Environmental Liabilities

         Certain of our operations are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. Although we believe that our operations comply in all material respects with all applicable environmental laws and regulations, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We cannot predict the amount of future expenditures which may be required in order to comply with any environmental laws or regulations or to satisfy any such claims.

ITEM 2. PROPERTIES.

         We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. We lease a majority of our properties.

         The following table describes information about the major plants and facilities of each of our business segments, as well as the corporate headquarters of our beverage and restaurant franchising operations, as of January 2, 2000:

                                                             APPROXIMATE
                                                             SQ. FT. OF
ACTIVE FACILITIES FACILITIES-LOCATION    LAND TITLE         FLOOR SPACE
----------------- ---------------------  -----------     ----------------------
Beverages.......  Concentrate Mfg:
                  Columbus, GA           1 owned               216,000
                  (including office)
                  Beverage Group
                  Headquarters
                  White Plains, NY       1 leased               71,970
                  Stewart's Headquarters
                  Denver, CO             1 leased                4,200
                  Office/Warehouse
                  Facilities             8 leased              807,395*
                  (various locations)
Restaurant
Franchising....   Headquarters           1 leased               47,300**
                  Ft. Lauderdale, FL
------------
* Includes 180,000 square feet of warehouse space that is subleased to a third party.

** Royal Crown subleases approximately 3,500 square feet of this space from Arby's.

         Arby's also owns three and leases seven properties which are leased or sublet principally to franchisees and has leases for four inactive properties.

         Substantially all of the properties used in our businesses are pledged as collateral under secured debt arrangements.

ITEM 3. LEGAL PROCEEDINGS.

         On February 19, 1996, Arby's Restaurants S.A. de C.V., the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract alleging that a non-binding letter of intent between the plaintiff and Arby's constituted a binding contract under which Arby's had obligated itself to repurchase the master franchise rights from the plaintiff for $2.85 million and that Arby's had breached a master development agreement between the plaintiff and Arby's. Arby's commenced an arbitration proceeding regarding this matter pursuant to the terms of the franchise and development agreements. In September 1997, the arbitrator ruled that the letter of intent was not a binding contract and the master development agreement was properly terminated. The plaintiff challenged that decision and in March 1998, the civil court of Mexico ruled that the letter of intent was a binding contract and ordered Arby's to pay the plaintiff $2.85 million, plus interest and value added tax. In May 1997, the plaintiff commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that Arby's had engaged in fraudulent negotiations with the plaintiff in 1994-1995 and had tortiously interfered with an alleged business opportunity that the plaintiff had with a third party. Arby's moved to dismiss that action. In October 1999, the parties entered into a settlement agreement dismissing all of the proceedings with prejudice. Pursuant to the settlement, Arby's paid $1.65 million to the plaintiffs to avoid the expense of continuing litigation. In addition, the plaintiff will continue to be an Arby's franchise and, among other things, will be entitled to $150,000 in credits against future royalties and other fees as well as the right to open four additional stores without paying initial franchise fees.

         In October 1997, Mistic commenced an action against Universal Beverages Inc., a former Mistic co-packer, Leesburg Bottling & Production, Inc., an affiliate of Universal, and Jonathan O. Moore, an individual affiliated with the defendants, in the Circuit Court for Duval County, Florida. The action, which was subsequently amended to add additional defendants, sought, among other things, damages relating to the unauthorized sale by the defendants of raw materials, finished product and equipment that was owned by Mistic but in the possession of the defendants. In their answer, counterclaim and third party complaint, some defendants alleged various causes of action against Mistic, Snapple and Triarc Beverage Holdings and sought damages of $6 million relating to a purported breach by Snapple and Mistic of an alleged oral agreement to have Universal and/or Leesburg manufacture Snapple and Mistic products. These defendants also sought to recover various amounts totaling approximately $500,000 allegedly owed to Universal for co-packing and other services rendered. In July 1999, Mistic settled its claims against some defendants who had not asserted any counterclaims. In August, 1999, Mistic and the remaining defendants entered into a comprehensive settlement agreement which, among other things, provided for a dismissal with prejudice of all claims against Mistic, Snapple and Triarc Beverage Holdings. No payments by Mistic, Snapple or Triarc Beverage Holdings are required under the settlement agreement.

         It is our opinion that the outcome of any of the matters described above or any of the other matters that have arisen in the ordinary course of our business will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.

         All of our membership interests are owned by Triarc Companies.

         On February 25, 1999, we and Triarc Beverage Holdings sold $300 million aggregate principal amount of 10 1/4 senior subordinated notes due 2009 to Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Wasserstein Perella Securities, Inc., each of whom acted as a placement agent in the offering, in reliance upon the exemption provided by
Section 4(2) of the Securities Act. The placement agents resold these notes pursuant to Rule 144A and Section 4(2) under the Securities Act. A placement fee of $9 million was paid in connection with these transactions. The net proceeds from the financing, together with the net proceeds from the concurrent refinancing of bank debt by our subsidiaries, were used to: (a) redeem the RC/Arby's notes (approximately $287.1 million); (b) refinance the Triarc Beverage Group's credit facility ($284.3 million principal amount outstanding plus $1.5 million of accrued interest); (c) pay for the acquisition of Millrose (approximately $17.5 million, including expenses); (d) pay customary fees and expenses (approximately $30.5 million); and (e) fund a distribution to Triarc Companies with the remaining proceeds. We filed a registration statement (SEC file no. 333-78625 and 333-78625-01 through 333-78625-28) relating to $300 million aggregate principal amount of notes offered in exchange for the notes issued in the private placement. The registration statement was declared effective by the Securities Exchange Commission on December 23, 1999 and the exchange offer for such notes was commenced on that date and completed on January 28, 2000. We paid a $5,000 fee to the exchange agent in the exchange offer. We made the exchange offer solely to satisfy our obligations under a registration rights agreement and we did not receive any proceeds from the exchange offer. You should read the information we have included in "Item 1. Business--Refinancing of Indebtedness."


     Item 6.  Selected Financial Data (1)


                                                   Year Ended December 31,           Year Ended        Year Ended      Year Ended
                                             ------------------------------------    December 28,       January 3,      January 2,
                                                   1995               1996             1997 (2)          1999 (2)        2000 (2)
                                                   ----               ----             --------          --------        --------
                                                                                  (In thousands)

     Revenues................................$   487,326        $  597,435         $ 696,152        $  815,036       $ 853,972
     Operating profit (loss).................     (1,146) (3)      (25,435) (4)       31,872   (5)     105,192         117,506
     Income (loss) before extraordinary
       charges...............................    (33,349) (3)      (51,368) (4)      (18,986)  (5)      29,987 (7)      25,478   (8)
     Extraordinary charges...................        --                --             (2,954)  (5)         --          (11,772)  (8)
     Net income (loss).......................    (33,349) (3)      (51,368) (4)      (21,940)  (5)      29,987 (7)      13,706   (8)
     Cash dividends..........................        --                --                --            (23,556)       (204,746)
     Total assets............................    515,375           480,592           853,961           790,970         828,215
     Long-term debt and note payable to
       Triarc Companies, Inc.................    416,688           347,810           564,114           560,977         736,866
     Redeemable preferred stock..............        --                --             79,604            87,587             --    (9)
     Member's deficit........................    (37,110)          (86,978)          (42,860)  (6)     (44,721)       (173,885)  (9)



(1) Triarc Consumer Products Group was formed on January 15, 1999 and, effective February 23, 1999 acquired all of the stock previously owned by Triarc Companies, Inc., the Company's parent, of RC/Arby's Corporation, Triarc Beverage Holdings Corp. and Stewart's Beverages, Inc. and their subsidiaries. Selected Financial Data for each of the years presented include RC/Arby's, Triarc Beverage Holdings and Stewart's and their subsidiaries from their respective acquisition dates by Triarc Parent since such entities were under common control and reflect Triarc Consumer Products Group as if it had been formed as of January 1, 1995. You should refer to Note 1 to the consolidated financial statements included elsewhere herein for additional disclosures regarding this basis of presentation.

(2) The Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31 effective for the 1997 fiscal year. In accordance with this method, the Company's 1997 and 1999 fiscal years contained 52 weeks and its 1998 fiscal year contained 53 weeks.

(3)    Reflects  certain  significant  charges  recorded during 1995 as follows:
       $15,309,000 charged to operating loss representing a $14,647,000 reduction in the carrying value of long-lived assets impaired or to be disposed and $662,000 of accelerated vesting of Triarc Parent's restricted stock granted to our employees; and $11,511,000 charged to loss before extraordinary charges and net loss representing the aforementioned $15,309,000 charged to operating loss and $1,000,000 of write-off of an equity investment, less $5,898,000 of income tax benefit relating to the aggregate of the above charges plus a $1,100,000 provision for income tax contingencies.

(4)    Reflects  certain  significant  charges  recorded during 1996 as follows:
       $66,700,000 charged to operating loss representing a $58,900,000 charge for impairment of company-owned restaurants and related exit costs and $7,800,000 of facilities relocation and corporate restructuring charges; and $40,843,000 charged to loss before extraordinary charges and net loss representing the aforementioned $66,700,000 charged to operating loss, less $25,857,000 of income tax benefit relating to the aggregate of the above charges.

(5)    Reflects  certain  significant  charges  recorded during 1997 as follows:
       $40,878,000 charged to operating profit representing $33,815,000 of charges related to post-acquisition transition, integration and changes to business strategies and $7,063,000 of facilities relocation and corporate restructuring; $27,138,000 charged to loss before extraordinary charges representing the aforementioned $40,878,000 charged to operating profit, $3,513,000 of loss on sale of businesses, net, less $17,253,000 of income tax benefit relating to the aggregate of the above net charges; and $30,092,000 charged to net loss representing the aforementioned $27,138,000 charged to loss before extraordinary charges and a $2,954,000 extraordinary charge from the early extinguishment of debt.

(6) Reflects a decrease in member's deficit principally resulting from (1) a $29,390,000 deferred gain on sale of subsidiaries' stock to Triarc Parent and (2) the "push-down" of Triarc Parent's $40,847,000 (adjusted to $40,596,000 in 1998) acquisition basis in Stewart's to Triarc Consumer Products Group.

(7) Reflects a significant credit recorded during 1998 as follows: $3,067,000 credited to income before extraordinary charges and net income representing $5,016,000 of gain on sale of businesses less $1,949,000 of related income tax provision.

(8)    Reflects  certain  significant  charges  recorded during 1999 as follows:
       $3,348,000 charged to operating profit representing capital structure reorganization related charges related to equitable adjustments made to the terms of outstanding stock options; $2,042,000 charged to income before extraordinary charges representing the aforementioned $3,348,000 less $1,306,000 of income tax benefit; and $13,814,000 charged to net income representing the aforementioned $2,042,000 charged to income before extraordinary charges and an $11,772,000 extraordinary charge from the early extinguishment of debt.

(9) Reflects an increase in member's deficit principally resulting from (1) cash dividends of $204,746,000 and (2) non-cash transfer of deferred income tax benefits of $32,719,000 both partially offset by a capital contribution by Triarc Parent of the Company's redeemable preferred stock of $88,779,000, including accrued but unpaid dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      We are a leading premium beverage company, a restaurant franchisor and a soft drink concentrate producer. Since 1995 we have acquired the Mistic, Snapple and Stewart's premium beverage brands and in 1997 we sold all our company-owned restaurants to an existing franchisee and focused on building the strength of our beverage and restaurant franchise businesses.

      In our premium beverage business we derive our revenues from the sale of our premium beverage products to distributors. All of our premium beverage products are produced by third-party co-packers that we supply with raw materials and packaging. We also derive revenues from the distribution of products in two of our key markets. By acting as our own distributor in key markets we are able to drive sales and improve focus on current and new products.

      In our soft drink concentrate business (Royal Crown) we currently derive our revenues from the sale of our carbonated soft drink concentrate to bottlers and a private label customer. To a much lesser extent, before 1999 we also derived revenues from the sale of finished product. Gross margins on concentrate sales are generally higher than on finished product sales.

       In our restaurant franchising business we currently derive all our revenues from franchise royalties and franchise fees. While over 75% of our existing royalty agreements and all of our new domestic royalty agreements are for 4% of franchise revenues, our average rate was 3.3% in 1999. We incur selling, general and administrative costs but no cost of goods sold in our franchising business.

       None of our businesses requires significant capital expenditures because we own no restaurants or manufacturing facilities, other than a Royal Crown concentrate manufacturing facility. The amortization of costs in excess of net assets of businesses acquired, which we refer to as Goodwill, trademarks and other items results in significant non-cash charges.

       In recent years our premium beverage business has experienced the following trends:

       o      Acquisition/consolidation of distributors
       o      The development of proprietary packaging
       o      Increased pressure by competitors to achieve account exclusivity
       o      The increased use of plastic packaging
       o      Growing consumer demand for all-natural, health-oriented products
       o The proliferation of new products including premium beverages, bottled water and beverages enhanced with herbal additives, for example, ginseng and echinacea
       o Increased placement of refrigerated coolers by bottlers in customer locations
       o Increased use of multi-packs and variety packs in certain trade channels

       In recent years our soft drink concentrate business has experienced the following trends:

       o Increased competition in the form of lower prices although there has been some improvement commencing in late 1999
       o Adverse economic conditions in some international markets, especially Russia and Turkey
       o      Increased  pressure by competitors to achieve account exclusivity
       o      Acquisition/consolidation of bottlers
       o Increased placement of refrigerated coolers by bottlers in customer locations
       o      Increased use of multi-packs in certain trade channels
       o      Increased market share of private label beverages
       o      Increased consumer preference for flavored soft-drink beverages

       In recent years our restaurant franchising business has experienced the following trends:

       o Consistent growth of the restaurant industry as a percentage of total food-related spending
       o Increased competitive pressures from the emphasis by competitors on new unit development to increase market share leading to the frequent use of price promotions and heavy advertising expenditures within the industry
       o Increased price competition in the quick service restaurant industry, particularly as evidenced by the value menu concept which offers comparatively lower prices on some menu items, the combination meals concept which offers a combination meal at an aggregate price lower than the individual food and beverage items, couponing and other price discounting
       o Additional competitive pressures for prepared food purchases from operations outside the restaurant industry such as deli sections and in-store cafes of several major grocery store chains
       o The addition of selected higher-priced premium quality items to menus, which appeal more to adult tastes and recover some of the margins lost in the discounting of other menu items

     Following the sale of all of the 355 company-owned Arby's restaurants on May 5, 1997 we experience the effects of these trends only to the extent they affect our franchise fees and royalties.

Presentation of Financial Information

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our accompanying consolidated financial statements. Triarc Consumer Products Group, LLC was formed on January 15, 1999 and commenced operations on February 23, 1999 with the acquisition through a capital contribution of all of the capital stock of RC/Arby's Corporation, Triarc Beverage Holdings Corp. and Stewart's Beverages, Inc., and their subsidiaries. These companies previously had been held directly or indirectly by Triarc Companies, Inc., which we refer to as Triarc Parent. Effective May 17, 1999 Triarc Consumer Products Group contributed the stock of Stewart's, originally acquired by Triarc Parent on November 25, 1997, to Triarc Beverage Holdings. RC/Arby's is the parent of Royal Crown Company, Inc. and Arby's, Inc. Triarc Beverage Holdings, a 99.9% owned subsidiary of Triarc Consumer Products Group, is the parent of Snapple Beverage Corp. and Mistic Brands, Inc. and, effective May 17, 1999, Stewart's. Before the contribution of Mistic to Triarc Beverage Holdings on May 22, 1997, Mistic was owned by Triarc Parent from its acquisition before January 1, 1997. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects the consolidated financial position, results of operations and cash flows of Triarc Consumer Products Group as if it had been formed as of January 1, 1997. The consolidated financial position, results of operations and cash flows of Triarc Consumer Products Group, together with each of RC/Arby's, Triarc Beverage Holdings, Mistic before May 22, 1997 and Stewart's before May 17, 1999, and their subsidiaries, are reflected from their respective dates of formation or acquisition by Triarc Parent since such entities were under the common control of Triarc Parent during such period and, accordingly, were accounted for on an "as-if-pooling" basis. The aforementioned capital contributions of subsidiaries by Triarc Parent to Triarc Consumer Products Group and to Triarc Beverage Holdings have been recognized using carryover basis accounting since all such entities were under common control.

     Effective January 1, 1997 we changed our fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December
31. Our 1997 fiscal year commenced January 1, 1997 and ended on December 28, 1997, our 1998 fiscal year commenced December 29, 1997 and ended on January 3, 1999 and our 1999 fiscal year commenced January 4, 1999 and ended on January 2, 2000. As a result of our fiscal year convention, our 1997 and 1999 fiscal years contained 52 weeks and 1998 contained 53 weeks. However, due to the seasonality of our beverage businesses, the extra week in fiscal 1998 occurring in late December and early January has lower than average weekly revenues. Accordingly, we do not believe the extra week in the 1998 fiscal year has a material impact on the discussion below of our results of operations. When we refer to "1999" we mean the period from January 4, 1999 to January 2, 2000; when we refer to "1998" we mean the period from December 29, 1997 to January 3, 1999; and when we refer to "1997" we mean the period from January 1, 1997 through December 28, 1997.

     The following table shows the relative significance of the contribution of each of our segments to total revenues, gross profit, EBITDA (see definition below) and operating profit for our most recent fiscal year which ended January 2, 2000, in thousands:

Revenues:
    Premium beverages...............................$   651,076      76.2%
    Soft drink concentrates.........................    121,110      14.2
    Restaurant franchising..........................     81,786       9.6
                                                    -----------    ------
        Total.......................................$   853,972     100.0%
                                                    -----------    ------

Gross profit:
    Premium beverages...............................$   268,615      60.5%
    Soft drink concentrates ........................     93,761      21.1
    Restaurant franchising..........................     81,786      18.4
                                                    -----------  --------
        Total.......................................$   444,162     100.0%
                                                    -----------  --------

EBITDA:

    Premium beverages...............................$    79,545      53.2%
    Soft drink concentrates.........................     21,108      14.1
    Restaurant franchising .........................     48,998      32.8
    General corporate...............................        (85)     (0.1)
                                                    -----------  ---------
        Total.......................................$   149,566     100.0%
                                                    -----------  ---------

Operating profit (loss):
    Premium beverages...............................$    56,638      48.2%
    Soft drink concentrates.........................     14,123      12.0
    Restaurant franchising..........................     46,830      39.9
    General corporate...............................        (85)     (0.1)
                                                    -----------  ---------
        Total.......................................$   117,506     100.0%
                                                    -----------  ---------

     We calculate gross profit as total revenues less (1) cost of sales, excluding depreciation and amortization and (2) depreciation and amortization related to sales. We define EBITDA as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs. Since all companies do not calculate EBITDA or similarly titled financial measures in the same manner, these disclosures may not be comparable with EBITDA as we define it. EBITDA should not be considered as an alternative to net income or loss as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity or ability to repay our debt and is not a measure of performance or financial condition under generally accepted accounting principles, but provides additional information for evaluating our ability to meet our obligations. Cash flows in accordance with generally accepted accounting principles consist of cash flows from (1) operating, (2) investing and (3) financing activities. Cash flows from operating activities reflect net income or loss, including charges for interest and income taxes not reflected in EBITDA, adjusted for (1) all non-cash charges or credits including, but not limited to, depreciation and amortization and (2) changes in operating assets and liabilities, not reflected in EBITDA. Further, cash flows from investing and financing activities are not included in EBITDA. For information regarding our historical cash flows, you should refer to our consolidated statements of cash flows included elsewhere herein. For a reconciliation of consolidated EBITDA to consolidated income before taxes and extraordinary charges for 1999, you should refer to Note 20 to our consolidated financial statements included elsewhere herein.

Results of Operations

1999 Compared with 1998

Revenues

      Our revenues increased $38.9 million to $854.0 million in 1999 compared with 1998. A discussion of the changes in revenues by segment is as follows:

      Premium Beverages -- Premium beverage revenues increased $39.5 million (6.5%) in 1999 compared with 1998. The increase, which relates entirely to sales of finished product, reflects higher volume and, to a lesser extent, higher average selling prices in 1999. The increase in volume principally reflects (1) 1999 sales of Snapple Elements(TM), a new product platform of herbally enhanced drinks introduced in April 1999, (2) increased cases sold to retailers through Millrose Distributors, Inc., which we refer to as Millrose, a New Jersey distributor of our premium beverages, principally reflecting an increased focus on our products as a result of our ownership of this distributor since February 26, 1999 (see further discussion of the Millrose acquisition below under "Liquidity and Capital Resources"), (3) higher sales of diet teas and other diet beverages and juice drinks and (4) higher sales of Stewart's products as a result of increased distribution in existing and new markets and the December 1998 introduction of Stewart's grape soda. The higher average selling prices principally reflect (1) the effect of the Millrose acquisition since February 26, 1999 whereby we sell product at higher prices directly to retailers compared with sales at lower prices to distributors such as Millrose and (2) selective price increases.

      Soft Drink Concentrates -- Soft drink concentrate revenues decreased $3.8 million (3.0%) in 1999 compared with 1998. This decrease is attributable to lower Royal Crown sales of (1) concentrate of $2.4 million, or 1.9%, and (2) finished goods of $1.4 million, or 100%, which the soft drink concentrate segment no longer sells. The decrease in Royal Crown sales of concentrate reflects a $7.8 million decline in branded sales primarily due to lower domestic volume reflecting continued competitive pricing pressures (such pressures have lessened somewhat commencing in late 1999 and continuing into the first quarter of 2000) experienced by our bottlers and lower international volume primarily due to the continued depressed economic conditions experienced in Russia which commenced in August of 1998, partially offset by a $5.4 million volume increase in private label sales reflecting a general business recovery being experienced by our private label customer.

      Restaurant Franchising -- Restaurant franchising revenues increased $3.2 million (4.0%) in 1999 compared with 1998. This increase reflects higher royalty revenue and slightly higher franchise fee revenue. The increase in royalty revenue resulted from an average net increase of 70, or 2.3%, franchised restaurants and a 2.0% increase in same-store sales of franchised restaurants.

Gross Profit

      Our gross profit increased $18.8 million to $444.2 million in 1999 compared with 1998 principally due to the effect of higher sales volumes as discussed above. Our gross margins, which we compute as gross profit divided by total revenues, were unchanged at 52%. A discussion of gross margins by segment is as follows:

      Premium Beverages -- Gross margins were unchanged in 1999 compared with 1998 at 41%. The positive effect on gross margins from (1) the selective price increases noted above, (2) the effect of the higher selling prices resulting from the Millrose acquisition and (3) the effect of lower freight costs was fully offset by (1) increased packaging and raw materials costs and (2) increased warehousing fees and overhead.

      Soft Drink Concentrates -- Gross margins increased 1% to 77% in 1999. This increase was due to (1) lower costs of the raw materials aspartame and lemon oils used as a component in the manufacturing of concentrate and (2) the effects of changes in product mix whereby the positive effect of our no longer selling the lowest-margin finished goods in 1999 was partially offset by a shift in sales to private label concentrate in 1999 which has a somewhat lower margin than branded concentrate.

      Restaurant Franchising -- Gross margins during each period are 100% because royalties and franchise fees constitute the total revenues of the segment and these are with no associated cost of sales.

Advertising, Selling and Distribution Expenses

      Our advertising, selling and distribution expenses increased $3.6 million to $201.5 million in 1999. A discussion of the changes in advertising, selling and distribution expenses by segment is as follows:

      Premium Beverages -- Advertising, selling and distribution expenses increased $8.8 million (6.5%) to $145.6 million in 1999 compared with 1998. This increase was principally due to (1) an overall increase in promotional spending principally reflecting expenditures resulting from new product introductions and overall higher sales volume and (2) higher employee compensation and related costs reflecting an increase in the number of sales and distribution employees.

      Soft Drink Concentrates -- Advertising, selling and distribution expenses decreased $4.4 million (7.6%) to $55.4 million in 1999 compared with 1998 reflecting continued lower bottler promotional reimbursements and other promotional spending resulting from the decline in branded concentrate sales volume.

      Restaurant Franchising -- Advertising, selling and distribution expenses decreased $0.8 million (62.3%) to $0.5 million in 1999 compared with 1998 reflecting a decrease in the provision for doubtful accounts primarily due to nonrecurring provisions in 1998 because of uncertainties regarding collectibility of certain foreign royalty revenues relating to (1) franchise operations in Mexico as a result of litigation with Arby's Mexican master franchisee which was settled in October 1999 and (2) franchise operations in Indonesia as a result of the political turmoil occurring in that country in 1998 which abated in 1999.

General and Administrative Expenses

      Our general and administrative expenses increased $1.7 million to $92.9 million in 1999. A discussion of the changes in general and administrative expenses by segment, exclusive of a $0.1 million increase in general corporate expenses to $0.1 million in 1999, is as follows:

      Premium Beverages -- General and administrative expenses increased $4.5 million (11.7%) to $42.3 million in 1999 compared with 1998 reflecting increases in compensation and benefit costs primarily due to an increased number of employees.

      Soft Drink Concentrates -- General and administrative expenses decreased $1.3 million (6.2%) to $17.9 million in 1999 compared with 1998. This decrease reflects lower compensation and benefit costs due to a nonrecurring provision in 1998 of $1.5 million for a severance arrangement under the last of our 1993 employment agreements.

      Restaurant Franchising -- General and administrative expenses decreased $1.6 million (4.6%) to $32.6 million in 1999 compared with 1998. This decrease principally reflects a nonrecurring provision in 1998 of (1) $0.8 million for the settlement of a lawsuit with ZuZu, Inc., an entity in which we had an investment and with whom we were developing dual-branding strategies, and (2) $1.7 million for the then anticipated settlement of a lawsuit with Arby's Mexican master franchisee which was ultimately settled in October 1999, partially offset by an increase in compensation and benefit costs due to higher incentive compensation payments and salary increases.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
   Costs

      Our depreciation and amortization, excluding amortization of deferred financing costs, decreased $0.7 million to $32.1 million in 1999. A discussion of the changes in depreciation and amortization, excluding amortization of deferred financing costs, by segment is as follows:

      Premium Beverages -- Depreciation and amortization, excluding amortization of deferred financing costs, increased $1.2 million (5.7%) to $22.9 million in 1999 compared with 1998 principally reflecting an increase in amortization of Goodwill and other intangibles, as a result of the Millrose acquisition.

      Soft Drink Concentrates -- Depreciation and amortization, excluding amortization of deferred financing costs, decreased $1.6 million (19.2%) to $7.0 million in 1999 primarily due to the effect of $4.6 million of soft drink vending machines purchased by Royal Crown in January 1998 becoming fully depreciated over periods beginning in the third quarter of 1998 and continuing throughout 1999.

      Restaurant   Franchising  --  Depreciation  and   amortization   excluding
      amortization of deferred financing costs, decreased $0.3 million (13.4%) to $2.2 million in 1999 due entirely to the nonrecurring 1998 (1) write-off of certain franchise rights and (2) amortization of a non-compete agreement becoming fully amortized in 1998.

Capital Structure Reorganization Related Charge

     The capital structure reorganization related charge of $3.3 million in 1999 reflects equitable adjustments that were made to the terms of outstanding options under a stock option plan. The option plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. The option prices were equitably adjusted in 1999 to adjust for the effects of net distributions of $91.3 million, principally consisting of transfers of cash and deferred tax assets from Triarc Beverage Holdings to Triarc Parent, partially offset by the effect of the contribution of Stewart's to Triarc Beverage Holdings effective May 17, 1999. The exercise prices of the options granted in 1997 and 1998 were equitably adjusted from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment of $51.34 and $39.40 per share, respectively, is due to the option holder following the exercise of the stock options and either (1) the sale by the option holder to us of shares of Triarc Beverage Holdings common stock received upon the exercise of the stock options or (2) consummation of an initial public offering of Triarc Beverage Holdings. Triarc Beverage Holdings is responsible for the cash payment to its employees who are option holders and Triarc Parent is responsible for the cash payment to its employees who are option holders either directly or through reimbursement to Triarc Beverage Holdings. The capital structure reorganization related charge of $3.3 million in 1999 represents the vested portion as of January 2, 2000 of the aggregate maximum $4.1 million cash payments to be recognized over the full vesting period assuming all remaining outstanding stock options either have vested or will become vested, net of credits for forfeitures of non-vested stock options of terminated employees. We expect to recognize additional pre-tax charges relating to this equitable adjustment of $0.6 million in 2000 and $0.2 million in 2001 as the affected stock options continue to vest. There was no similar charge in 1998. No compensation expense will be recognized for other changes in the terms of the outstanding options because the modifications to the options did not create a new measurement date under the intrinsic value method of accounting.

Charges (Credit) Related to Post-Acquisition Transition, Integration and Changes to Business Strategies

      The 1999 credit related to post-acquisition transition, integration and changes to business strategies of $0.5 million resulted from changes in the estimated amount of the additional Snapple reserves for doubtful accounts originally provided for as a component of this caption in 1997 as discussed below in the comparison of 1998 with 1997.

Facilities Relocation and Corporate Restructuring Charges (Credits)

      The 1999 facilities relocation and corporate restructuring credits of $0.5 million principally relate to severance and related termination costs associated with the relocation of Royal Crown's corporate headquarters which were centralized with Triarc Beverage Holdings offices in White Plains, New York and the sale of all of our company-owned Arby's restaurants, both of which took place in 1997. Such credits resulted from relatively insignificant changes to the original estimates used in determining the related provisions for such items in 1996 and 1997 which aggregated $14.9 million, including $7.1 million in 1997 which is discussed below in the comparison of 1998 with 1997.

Interest Expense

      Interest expense increased $16.4 million to $76.6 million in 1999 reflecting higher average levels of debt during 1999 due to increases from a first quarter 1999 debt refinancing and, to a lesser extent, higher average interest rates in the 1999 period. Such refinancing consisted of (1) the issuance of $300.0 million of 10 1/4% senior subordinated notes due 2000 and (2) $475.0 million borrowed under a senior bank credit facility and the repayment of
(1) $284.3 million under a former credit facility of Triarc Beverage Holdings and (2) $275.0 million of RC/Arby's 9 3/4% senior secured notes due 2000.

Gain (Loss) on Sale of Businesses, Net

      Gain (loss) on sale of businesses, net consists of a loss of $0.5 million in 1999 compared with a gain of $5.0 million in 1998. This change of $5.5 million is primarily due to (1) a $4.7 million nonrecurring gain in 1998 from the May 1998 sale of our former 20% interest in Select Beverages, Inc. and (2) a $0.9 million reduction to the gain from the Select Beverages sale recognized during 1999 resulting from a post-closing adjustment to the sales price higher than the adjustment originally estimated in determining the $4.7 million gain on the sale recorded in 1998. The post-closing adjustment was determined as a result of an arbitration hearing which commenced and concluded in 1999.

Other Income, Net

     Other income, net increased $1.5 million to $6.8 million in 1999. This increase was principally due to $1.6 million of higher interest income on cash equivalents as a result of higher invested cash during the period February 25, 1999 to March 30, 1999 and the $1.2 million nonrecurring equity in the loss of Select Beverages, Inc. in 1998. The higher investment in cash equivalents during the period from February 25, 1999 to March 30, 1999 represented approximately $380.0 million of proceeds from the February 25, 1999 debt refinancing which were not utilized until March 30, 1999 when these proceeds, together with substantially all of the Company's other cash and cash equivalents then on hand, were used to repay $275.0 million of borrowings under the RC/Arby's 9 3/4% senior notes, together with $12.1 million of related accrued interest and redemption premium, and pay a $124.1 million distribution to Triarc Parent. Our equity in the loss of Select Beverages reflected our 20% ownership through the sale of such ownership in May 1998. These increases were partially offset by (1) $0.8 million of lower rental income due to the effective termination of our sublease in early 1999 for an office/warehouse facility and a decrease in equipment leasing by Snapple and (2) a $0.7 million change in gains or losses on sales of properties which aggregated a $0.2 million loss in 1999 compared with a $0.5 million gain in 1998. We had subleased an office/warehouse facility formerly used by our soft drink concentrate segment until early 1999 when the sublessee assumed the underlying lease from us. Snapple, under its prior ownership by The Quaker Oats Company, financed certain equipment purchases by its co-packers, a program which is being phased-out under our ownership.

Provision for Income Taxes

      The provision for income taxes represented an effective rate of 46% for both 1999 and 1998. The 1999 effective tax rate reflected an increase due to the greater impact of the amortization of non-deductible Goodwill resulting from lower 1999 pre-tax income, entirely due to higher net non-operating expenses, that was fully offset by the 1999 release of excess income tax reserves as a result of the settlement of Internal Revenue Service examinations of our tax returns for the tax years from 1989 to 1993.

Extraordinary Charges

      The extraordinary charges in 1999 aggregating $11.8 million resulted from the early extinguishment of borrowings under the former credit facility of Triarc Beverage Holdings and the RC/Arby's 9 3/4% notes and consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $10.8 million and (b) interest rate cap agreement costs of $0.1 million and (2) the payment of a $7.7 million redemption premium on the RC/Arby's 9 3/4% notes, less income tax benefit of $6.8 million. There were no extraordinary charges in 1998.

1998 Compared with 1997

      We completed three significant transactions during 1997. First, on May 22, 1997 we acquired Snapple. Second, on November 25, 1997 we acquired Stewart's. Third, on May 5, 1997 we sold all of our company-owned Arby's restaurants. As a result, our 1998 results reflect for the entire period the results of operations of Snapple and Stewart's but no results of operations attributable to the ownership of the sold restaurants. In contrast, 1997 results reflect the results of operations of Snapple and Stewart's only from their dates of acquisition and reflect the results of operations attributable to the ownership of the sold restaurants through the date of sale.

      Because of the three significant transactions referred to above, 1998 results and 1997 results are not comparable. In order to create a more meaningful comparison of our results of operations between the two years, where applicable we have adjusted for the effects of these transactions in the segment discussions below.

Revenues

     Our revenues increased $118.9 million to $815.0 million in 1998 compared with 1997. This increase primarily results from the inclusion of Snapple and Stewart's sales for all of 1998, compared with inclusion for only a portion of 1997, which resulted in $191.9 million of additional revenues. These increases were partially offset by the absence during 1998 of sales attributable to the ownership of the sold restaurants. These sales were $74.2 million from January 1 to May 5, 1997, less the effect of royalties from those restaurants during the same portion of the 1998 period of $3.2 million. Without the effects of the acquisitions of Snapple and Stewart's and the sale of the company-owned restaurants, our revenues declined in 1998 by $2.0 million from 1997. A discussion of the changes in revenues by segment is as follows:

      Premium Beverages -- We have adjusted our 1998 results by including the results of Snapple and Stewart's only for the same calendar period they were included during 1997. After giving effect to these adjustments, our premium beverage revenues increased $10.8 million (2.6%) in 1998 compared with 1997. The increase was due to an increase in sales of finished goods of $12.5 million partially offset by a decrease in sales of concentrate of $1.7 million, which the premium beverage segment sells to only one international customer. The increase in sales of finished goods principally reflects net higher volume of $18.9 million primarily due to new product introductions as well as increases in sales of teas, diet teas and other diet beverages. This increase was partially offset by the $6.4 million effect of lower average selling prices. The lower average selling prices were principally due to a change in Snapple's distribution in Canada from a company-owned operation with higher selling prices to an independent distributor with lower selling prices.

      Soft Drink Concentrates -- Soft drink concentrate revenues decreased $22.0 million (15.0%) in 1998 compared with 1997. This decrease is attributable to lower sales of concentrate of $15.5 million (11.2%) and finished goods of $6.5 million (81.7%). The decrease in Royal Crown sales of concentrate reflects (1) a $13.7 million decline in branded sales, primarily due to lower domestic volume reflecting competitive pricing pressures experienced by our bottlers and (2) a $1.8 million volume decrease in private label sales due principally to inventory reduction programs of our private label customer. The domestic volume decline in branded concentrate sales was partially offset by the fact that as a result of the sale in July 1997 of the C&C beverage line, we now sell concentrate to the purchaser of the C&C beverage line rather than finished goods. The decrease in sales of finished goods of the soft drink concentrates segment was principally due to the sale of the C&C beverage line and therefore the absence in 1998 of sales of C&C finished product.

      Restaurants -- We have adjusted 1997 results to exclude net sales attributable to the company-owned restaurants which were sold and results for the same portion of 1998 to exclude royalties from those sold restaurants. After giving effect to these adjustments, revenues increased $9.2 million (13.8%) due to higher royalty revenue reflecting (1) a 4.6% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates, (2) a 3.0% increase in same-store sales of franchised restaurants and (3) a net increase of 47 (1.6%) franchised restaurants, which generally experience higher than average restaurant volumes.

Gross Profit

      Our gross profit increased $61.6 million to $425.4 million in 1998 compared with 1997. Gross profit increased $80.9 million due to the inclusion of gross profit relating to Snapple and Stewart's sales for all of 1998, compared with inclusion for only a portion of 1997. This increase was partially offset by the absence during 1998 of the $15.0 million in 1997 of gross profit attributable to ownership of the sold restaurants less the incremental royalties from those sold restaurants during that portion of the 1998 period of $3.2 million. Giving effect to the adjustments described above relating to the acquisitions of Snapple and Stewart's and the sale of the company-owned restaurants, our gross profit decreased $7.5 million. This decrease occurred, despite the effect of higher sales volumes discussed above, due to a slight decrease in our aggregate gross margins, to 55% from 56%. This decrease in gross margins is principally due to an overall shift in revenue mix and lower gross margins of the premium beverage and soft drink concentrate segments, both as discussed in more detail below. A discussion of the changes in gross margins by segment, adjusted for the effects of the adjustments noted above, is as follows:

      Premium Beverages -- Giving effect to the adjustments described above relating to the Snapple and Stewart's acquisitions, gross margins decreased to 40% during 1998 from 41% during 1997. The decrease in gross margins was principally due to the effects of (1) changes in product mix,
      (2) the aforementioned change in Snapple's Canadian distribution and (3) $3.3 million of increased provisions for obsolete inventory. The increased provisions for obsolete inventory principally resulted from raw materials and finished goods inventories that passed their shelf lives and that were not timely used due to (1) difficulties experienced as we transitioned to our new manufacturing systems and (2) our overstocking some raw materials and finished products in our attempt to minimize unfilled orders in order to improve customer satisfaction. These decreases were substantially offset by the effects of the reduced costs of certain raw materials, principally glass bottles and flavors, and lower freight costs in 1998.

      Soft Drink Concentrates -- Gross margins were unchanged at 77% during 1998 and 1997. The positive effect of the shift during 1998 to higher-margin concentrate sales from lower-margin finished goods was fully offset by a 1997 nonrecurring $1.1 million reduction to cost of sales resulting from the guarantee to us of certain minimum gross profit levels on sales to our private label customer and lower private label gross margins. We had no similar guarantee of minimum gross profit levels in 1998.

      Restaurants -- After giving effect to the adjustments described above with respect to the restaurants sold, gross margins during each year are 100% because royalties and franchise fees, with no associated cost of sales, now constitute the total revenues of the segment.

Advertising, Selling and Distribution Expenses

      Our advertising, selling and distribution expenses increased $14.7 million to $197.9 million in 1998. A discussion of the changes in advertising, selling and distribution expenses by segment is as follows:

      Premium Beverages -- Advertising, selling and distribution expenses increased $35.7 million (35.3%) to $136.8 million in 1998 compared with 1997. This increase principally reflects the inclusion of Snapple and Stewart's for the full 1998 year partially offset by a decrease in the expenses of the premium beverage segment exclusive of the full period effect of Snapple and Stewart's principally due to less costly promotional programs.

      Soft Drink Concentrates -- Advertising, selling and distribution expenses decreased $13.2 million (18.1%) to $59.8 million in 1998 compared with 1997 principally due to lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume.

      Restaurants -- Advertising, selling and distribution expenses decreased $7.8 million (86.5%) to $1.3 million principally due to local restaurant advertising and marketing expenses no longer needed for the sold restaurants which commenced in 1997 with the May 1997 sale of the restaurants and increased to its full effect in 1998, partially offset by the nonrecurring provisions in 1998 for doubtful accounts relating to certain foreign royalty revenues as discussed above in the comparison of 1999 with 1998.

General and Administrative Expenses

      Our general and administrative expenses increased $7.6 million to $91.2 million in 1998. A discussion of the changes in general and administrative expenses by segment, exclusive of a $0.1 million decrease in general corporate expenses, is as follows:

      Premium Beverages -- General and administrative expenses increased $9.6 million (34.0%) to $37.8 million in 1998 compared with 1997. This increase principally reflects the inclusion of Snapple and Stewart's operations for all of 1998, partially offset by nonrecurring 1997 costs in connection with the integration of the Snapple business following its acquisition.

      Soft Drink Concentrates -- General and administrative expenses decreased $0.7 million (3.5%) to $19.2 million in 1998 compared with 1997. This decrease principally reflects an overall cost savings resulting from the centralization of Royal Crown's corporate headquarters with Triarc Beverage Holdings offices, partially offset by a provision in 1998 of $1.5 million for a severance arrangement under the last of our 1993 executive employment agreements.

      Restaurants -- General and administrative expenses decreased $1.2 million (3.2%) to $34.2 million in 1998 compared with 1997. This decrease principally reflects reduced costs for administrative support, principally payroll, no longer required for the sold restaurants and other cost reduction measures as discussed above in the comparison of 1999 with 1998, partially offset by provisions in 1998 of (1) $0.8 million for the settlement of a lawsuit with ZuZu and (2) $1.7 million for the then anticipated settlement of a lawsuit with Arby's Mexican master franchisee.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

      Our depreciation and amortization, excluding amortization of deferred financing costs, increased $7.5 million to $32.8 million in 1998. A discussion of the changes in depreciation and amortization, excluding amortization of deferred financing costs, by segment is as follows:

      Premium Beverages -- Depreciation and amortization, excluding amortization of deferred financing costs, increased $5.4 million (33.4%) to $21.7 million in 1998 compared with 1997 principally reflecting the inclusion of Snapple and Stewart's for all of 1998.

      Soft Drink Concentrates -- Depreciation and amortization, excluding amortization of deferred financing costs, increased $2.3 million (36.3%) to $8.6 million in 1998 compared with 1997 primarily due to depreciation expense on $4.6 million of vending machines purchased by Royal Crown in January 1998 which were depreciated over periods of up to two years.

      Restaurants -- Depreciation and amortization, excluding amortization of deferred financing costs, decreased $0.2 million (6.2%) to $2.5 million in 1998 compared with 1997. This decrease is principally due to nonrecurring 1997 amortization of $0.5 million of a non-compete agreement which became fully amortized in February 1998, partially offset by the 1998 write-off of certain franchise rights.

Charges (Credit) Related to Post-Acquisition Transition, Integration and Changes to Business Strategies

      The nonrecurring charges related to post-acquisition transition, integration and changes to business strategies of $33.8 million in 1997 were associated with the Snapple acquisition and, to a much lesser extent, the Stewart's acquisition. Those charges consisted of:

             (1) a $12.6 million write-down of glass front vending machines based on the reduction in our estimate of their value to scrap value based on our plans for their future use, resulting from our decision to no longer sell the machines to our distributors but to allow them to use the machines at locations chosen by them,

             (2) a $6.7 million provision for additional reserves for legal matters based on our change in Quaker Oats' estimate of the amounts required reflecting our plans and estimates of costs to resolve these matters, because we had decided to attempt to quickly settle these matters in order to improve relationships with customers,

             (3) a $3.2 million provision for additional reserves for doubtful accounts of Snapple and the effect of the Snapple acquisition on the collectibility of a receivable from our affiliate, MetBev, Inc., based on our change in estimate of the related write-off to be incurred, because we had decided not to actively seek to collect certain balances in order to improve relationships with customers,

             (4) a $2.8 million provision for fees paid to Quaker Oats under a transition services agreement whereby Quaker Oats provided certain operating and accounting services for Snapple through the end of our 1997 second quarter while we transitioned the records, operations and management to our systems,

             (5) the $2.5 million portion of the post-acquisition period promotional expenses we estimated was related to the pre-acquisition period as a result of our then current operating expectations, because we had decided not to pursue many questionable claimed promotional credits in order to improve relationships with customers,

             (6) a $4.0 million provision for certain costs in connection with the successful completion of the acquisition of Snapple and Mistic refinancing in connection with entering into a credit facility at the time of the Snapple acquisition, because we had paid a fee to Triarc Parent in order to compensate Triarc Parent for its recurring indirect costs incurred while providing assistance in consummating these transactions,

             (7) a $1.6 million provision for costs, principally for independent consultants, incurred in connection with the data processing implementation of the accounting systems for Snapple, including costs incurred relating to an alternative system that was not implemented. Under Quaker Oats, Snapple did not have its own independent data processing accounting systems, and

             (8) a $0.4 million acquisition related sign-on bonus.

       You should read Note 11 to the consolidated financial statements appearing elsewhere herein where additional disclosures relating to the charges related to post-acquisition transition, integration and changes to business strategies are provided.

Facilities Relocation and Corporate Restructuring Charges (Credits)

       The nonrecurring facilities relocation and corporate restructuring charges of $7.1 million in 1997 principally consisted of (1) $5.6 million of employee severance and related termination costs and employee relocation costs associated with restructuring the restaurant segment in connection with the sale of company- owned restaurants, (2) $1.2 million of costs associated with the relocation of Royal Crown's corporate headquarters and (3) to a much lesser extent, $0.3 million for the write-off of the remaining unamortized costs of certain beverage distribution rights reacquired in prior years and no longer being utilized by us.

       By disposing of the company-owned restaurants and focusing on solely being a franchisor of restaurants, we anticipated that we would realize operating profit improvements. We anticipated that the relocation of Royal Crown would result in (1) improved operating results through cost savings by combining certain corporate functions with those of Triarc Beverage Holdings and (2) improved operations by sharing the experienced senior management team of Triarc Beverage Holdings.

       You should read Note 12 to the consolidated financial statements appearing elsewhere herein where additional disclosures relative to the 1997 facilities relocation and corporate restructuring charges are provided.

Interest Expense

       Interest expense increased $2.2 million to $60.2 million for 1998. This increase reflects the effect of higher average levels of debt due to the inclusion of borrowings by Snapple in connection with its acquisition ($213.3 million outstanding as of January 3, 1999) for all of 1998, compared with inclusion for only a portion of 1997. This increase was partially offset by (1) the elimination of interest on $69.6 million of mortgage and equipment notes payable and capitalized lease obligations assumed by the purchaser of the sold restaurants for all of 1998, compared with the elimination for only a portion of 1997 and (2) to a lesser extent, the reduction of outstanding principal balances aggregating $29.7 million under notes payable to Triarc Parent for all of 1998, compared with the elimination for only a portion of 1997, forgiven or repaid in connection with the sale of the restaurants.

Gain (Loss) on Sale of Businesses, Net

       Gain (loss) on sale of businesses, net consists of a gain of $5.0 million in 1998 compared with a loss of $3.5 million in 1997. This change of $8.5 million is primarily due to (1) a $4.7 million gain from the May 1998 sale of our 20% interest in Select Beverages and (2) a $4.1 million nonrecurring loss in 1997 from the May 1997 sale of company-owned restaurants.

Other Income, Net

       Other income, net decreased $0.2 million to $5.3 million in 1998 principally due to (1) a reduction of $2.1 million in our equity in the income or losses of Select Beverages to a loss of $1.2 million in 1998 compared with income of $0.9 million in 1997 and (2) a nonrecurring $0.9 million gain in 1997 on lease termination for a portion of the space no longer required in the current headquarters of the restaurant group and former headquarters of Royal Crown due to staff reductions as a result of the restaurants sale and the relocation of the Royal Crown headquarters. These effects were partially offset by $1.2 million of higher interest income on cash equivalents due to higher average amounts of cash equivalents in 1998 reflecting 1998 cash flows from operations and by $1.0 million of the full period effect of Snapple, other than equity in the earnings or losses of investees, consisting principally of increased interest income and rental income.

Income Taxes

       The provision for income taxes in 1998  represented  an effective rate of
46% and the benefit from income taxes in 1997 represented an effective rate of 21%. The effective rate is higher in the 1998 period principally due to (1) the differing impact on the respective effective income tax rates of the amortization of non-deductible Goodwill in a period with pre-tax income (1998) compared with a period with a pre-tax loss (1997) and (2) the differing impact of the mix of pre-tax loss or income among the consolidated entities since we file state tax returns on an individual company basis.

Extraordinary Charges

       The 1997 nonrecurring extraordinary charges aggregating $3.0 million resulted from the early assumption or extinguishment of (1) mortgage and equipment notes payable assumed by the buyer in the restaurants sale and (2) obligations under Mistic's former credit facility refinanced in connection with the financing of the Snapple acquisition. These extraordinary charges were comprised of the write-off of $4.9 million of previously unamortized deferred financing costs less the related income tax benefit of $1.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

       Our consolidated operating activities provided cash and cash equivalents, which we refer to in this discussion as cash, of $57.6 million during 1999 principally reflecting (1) net income of $13.7 million and (2) non-cash charges of $70.9 million, principally depreciation and amortization of $36.5 million, a provision for deferred income taxes of $17.8 million and the write-off of unamortized deferred financing costs and interest rate cap agreement costs of $10.9 million relating to the refinancing transactions described below both partially offset by cash used by changes in operating assets and liabilities of $26.9 million.

       The cash used by changes in operating assets and liabilities of $26.9 million principally reflects increases in receivables of $12.8 million and inventories of $12.1 million. The increase in receivables was principally due to increased premium beverage sales in December 1999 compared with December 1998. The increase in inventories was primarily due to the recent introduction of several new premium beverage product lines and the build-up of our beverage inventories in late December 1999 to mitigate the effects of temporary supply disruptions which might have occurred if some of our suppliers' computer systems were not year 2000 compliant. Accounts payable which decreased $1.6 million did not increase in proportion with the late December 1999 inventory buildup primarily due to accelerated payments to suppliers in December 1999 compared with December 1998.

       We expect continued positive cash flows from operations during 2000.

Working Capital and Capitalization

       Working capital, which equals current assets less current liabilities, was $31.7 million at January 2, 2000, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.2:1. Our working capital decreased $21.7 million from January 3, 1999 principally reflecting the net effects of the February 25, 1999 refinancing and related transactions discussed below, most significantly the $55.3 million of amounts, including dividends, distributed to Triarc Parent which came from our cash and cash equivalents on hand partially offset by (1) related reductions of amounts due to Triarc Parent and accrued interest on the extinguished debt and (2) acquired working capital of Millrose, all in connection with the refinancing and related transactions. Cash and other working capital provided by operations during 1999 subsequent to the refinancing and related transactions was offset by an increase in current portion of long-term debt, principally as a result of the $28.3 million excess cash flow prepayment required under the credit agreement, and a $15.9 million net use of working capital for the acquisition of Snapple Distributors of Long Island, Inc., both discussed below.

     Our capitalization at January 2, 2000 aggregated $604.9 million consisting of $778.8 million of long- term debt, including current portion, less $173.9 million of member's deficit. Our total capitalization decreased $8.7 million from January 3, 1999 reflecting an increase in our member's deficit of $129.2 million, or $218.0 million before the capital contribution of the redeemable preferred stock of Triarc Beverage Holdings to us by Triarc Parent with a carrying value of $88.8 million as of the contribution date, both partially offset by a $208.1 million increase in our long-term debt. The redeemable preferred stock with a carrying value of $87.6 million as of January 3, 1999 was included in our total capitalization as of that date but eliminated in consolidation as of January 2, 2000 as a result of its contribution to us. Accordingly, the reduction of our member's deficit as a result of the capital contribution of the redeemable preferred stock discussed above is essentially offset by the elimination of the redeemable preferred stock in consolidation in 1999. The increase in member's deficit before this capital contribution was primarily due to (1) dividends of $209.7 million, including a non-cash dividend of $5.0 million, in connection with the refinancing transactions discussed below and (2) the non-cash transfer of $32.7 million of our deferred tax assets to Triarc Parent also as discussed below. These factors were partially offset by
(1) $12.0 million of capital contributions other than the redeemable preferred stock contributed to us by Triarc Parent consisting of (a) $7.8 million of certain amounts otherwise due to Triarc Parent, (b) $2.4 million of Triarc Parent's minority interests in two of our restaurant subsidiaries and (c) $1.8 million of financing costs Triarc Parent had incurred on our behalf in connection with the refinancing transactions and (2) net income of $13.7 million. The increase in our long-term debt is discussed immediately below.

Refinancing Transactions

     On February 25, 1999 Triarc Consumer Products Group and Triarc Beverage Holdings issued $300.0 million principal amount of 10 1/4% senior subordinated notes due 2009 and concurrently Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's entered into a $535.0 million senior bank credit facility. The credit facility consists of a $475.0 million term facility, all of which was borrowed as three classes of term loans on February 25, 1999, and a $60.0 million revolving credit facility which provides for borrowings by Snapple, Mistic, Stewart's, Royal Crown or RC/Arby's. They may make revolving loan borrowings of up to 80% of eligible accounts receivable plus 50% of eligible inventories. There were no borrowings of revolving loans in 1999. At January 2, 2000 there was $51.1 million of borrowing availability under the revolving credit facility.

     We used the proceeds of the borrowings under the 10 1/4% notes and the credit facility to (1) repay on February 25, 1999 the $284.3 million outstanding principal amount of term loans under a former beverage credit facility entered into by Snapple, Mistic, Triarc Beverage Holdings and Stewart's and $1.5 million of related accrued interest, (2) redeem on March 30, 1999 the $275.0 million of borrowings under the RC/Arby's 9 3/4% senior secured notes due 2000 and pay $4.4 million of related accrued interest and $7.7 million of redemption premium, (3) acquire Millrose, which prior to the transaction acquired certain assets of Mid-State Beverages, Inc., for $17.5 million, including expenses of $0.2 million, (4) pay fees and expenses of $28.7 million, including $4.3 million of post-closing fees and expenses paid principally through Triarc Parent, relating to the issuance of the 10 1/4% notes and the completion of the new credit facility and (5) pay one-time distributions to Triarc Parent of $215.5 million of the remaining net proceeds from the above borrowings and $55.3 million of our cash and cash equivalents then on hand in excess of approximately $2.0 million, which we retained for working capital purposes. The one-time distributions to Triarc Parent included (1) cash dividends of $204.7 million, (2) the repayment of $7.5 million of intercompany amounts due to Triarc Parent and (3) the reimbursement of $3.3 million of the fees and expenses paid through Triarc Parent. An additional $1.8 million of fees and expenses was paid by Triarc Parent on our behalf and transferred to us as a capital contribution.

     The 10 1/4% notes mature in 2009 and do not require any amortization of principal prior to 2009. Any revolving loans will be due in full in 2005. Scheduled maturities of the term loans in 2000 are $7.9 million and increase annually through 2006 with a final payment in 2007. In addition to scheduled maturities of the term loans, we are also required to make mandatory annual prepayments in an amount, if any, currently equal to 75% of excess cash flow as defined in the credit agreement. Such mandatory prepayments will be applied on a pro rata basis to the remaining outstanding balances of each of the three classes of the term loans except that any lender that has term B or term C loans outstanding may elect not to have its pro rata share of such loans repaid. Any amount prepaid and not applied to term B loans or term C loans as a result of such election would be applied first to the outstanding balance of term A loans, $43.3 million outstanding as of January 2, 2000, and second to any outstanding balance of revolving loans, with any remaining amount being returned to us. In connection therewith, a $28.3 million prepayment will be required in the second quarter of 2000 in respect of the year ended January 2, 2000. After considering the $28.3 million prepayment and assuming the lenders under the term B and C loans accept their pro rata share of such prepayment, our payments under the term loans in 2000 will aggregate $36.2 million, including the $7.9 million scheduled maturities. Under the credit agreement, we can make voluntary prepayments of the term loans although we have not made any voluntary prepayments as of March 10, 2000. However, if we make voluntary prepayments of term B and term C loans, which have $124.1 million and $302.7 million outstanding as of January 2, 2000, we will incur prepayment penalties of 1.0% and 1.5%, respectively, of any future amounts of those term loans prepaid through February 25, 2001.

Other Debt Agreements

     We have a note payable to a beverage co-packer in an outstanding principal amount of $3.4 million as of January 2, 2000 due in 2000.

     Our long-term debt repayments during 2000 are expected to be $41.9 million, including $36.2 million under the term loans discussed above and $3.4 million under the note payable to a beverage co-packer also discussed above.

Debt Agreement Restrictions and Guarantees

     Under the credit facility substantially all of our assets, other than cash and cash equivalents, are pledged as security. In addition, our obligations relating to (1) the 10 1/4% notes are guaranteed by Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and (2) the credit facility are guaranteed by Triarc Consumer Products Group, Triarc Beverage Holdings and substantially all of the domestic subsidiaries of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's. As collateral for the guarantees under the new credit facility, all of the stock of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged. The guarantees under the 10 1/4% notes are full and unconditional, are on a joint and several basis and are unsecured.

     Our debt agreements contain various covenants which (1) require periodic financial reporting, (2) require meeting financial amount and ratio tests, (3) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of debt prior to maturity, with exceptions, (c) investments, (d) asset dispositions and (e) affiliate transactions other than in the normal course of business, and (4) restrict the payment of dividends, loans or advances to Triarc Parent. Under the most restrictive of these covenants, we can not pay any dividends or make any loans or advances to Triarc Parent other than the one-time distributions, including dividends, paid to Triarc Parent in connection with the refinancing transactions. We were in compliance with all of these covenants as of January 2, 2000.

     Arby's remains contingently responsible for operating and capitalized lease payments assumed by the purchaser in connection with the restaurants sale of approximately $117.0 million as of May 1997 when the Arby's restaurants were sold and $89.0 million as of January 2, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled payments through that date, if the purchaser does not make the required lease payments. Further, Triarc Parent has guaranteed mortgage notes and equipment notes payable to FFCA Mortgage Corporation assumed by the purchaser in connection with the restaurants sale of $54.7 million as of May 1997 and $49.0 million as of January 2, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled repayments through that date. In addition, a subsidiary of ours is a co-obligor with the purchaser of the Arby's restaurants under a loan, the repayments of which are being made by the purchaser, with an aggregate principal amount of $0.6 million as of May 5, 1997 and January 2, 2000. This loan has been guaranteed by Triarc Parent.

Capital Expenditures

     Capital expenditures amounted to $8.5 million during 1999. We expect that cash capital expenditures will approximate $10.0 million for 2000 for which there were $1.5 million of outstanding commitments as of January 2, 2000. Our planned capital expenditures include approximately $5.0 million for a premium beverage packing line at one of our company-owned distributors.

Acquisitions

     In February 1999 we acquired Millrose for $17.5 million as discussed above. On January 2, 2000 we acquired Snapple Distributors of Long Island, Inc., a distributor of Snapple and Stewart's products on Long Island, New York, for cash of $16.8 million, including expenses, subject to post-closing adjustments. We also entered into a three-year non-compete agreement with the sellers for $2.0 million payable ratably over a ten-year period. On March 31, 2000 Triarc Parent acquired certain assets, principally distribution rights, of California Beverage Company, a distributor of our premium beverage products in the City and County of San Francisco, California, for cash of $1.6 million, plus expenses and subject to post-closing adjustment. Triarc Parent in turn contributed those assets of California Beverage to us. To further our growth strategy, we will consider additional selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent we have available resources to do so.

Income Taxes

     We are included in the consolidated Federal income tax return of Triarc Parent. Pursuant to former tax- sharing agreements between Triarc Parent and each of Triarc Beverage Holdings (including Stewart's effective August 15,
1998), RC/Arby's and Stewart's (through August 15, 1998) through January 3, 1999 and a revised tax-sharing agreement between Triarc Parent and Triarc Consumer Products Group effective January 4, 1999, the Company was required to pay to Triarc Parent amounts relating to Federal income taxes based on its taxable income and the taxable income of its subsidiaries on a stand-alone basis. The revised tax-sharing agreement provides that we would continue to receive benefit for deferred tax assets aggregating $39.5 million as of January 3, 1999 associated with then existing Federal net operating loss carryforwards and excess Federal income tax payments made in accordance with the former tax-sharing agreement. However, Triarc Parent has the right to cause the effective transfer of any unutilized benefits from us to Triarc Parent, but only to the extent any such transfer would not result in non-compliance with the minimum net worth covenant of the credit agreement. During 1999 we generated an additional $6.3 million of such benefits as a result of the extraordinary charges from the early extinguishment of obligations under the former beverage credit facility and the 9 3/4% senior notes as part of the refinancing transactions previously discussed. In accordance with the revised tax-sharing agreement, during 1999 we utilized $13.1 million of such benefits to offset income taxes otherwise payable on our pre-tax income before extraordinary charges and transferred the remaining $32.7 million of such deferred tax benefits to Triarc Parent as if such transfer were a distribution from us to Triarc Parent. In accordance therewith, we recorded a charge to "Accumulated deficit" and a credit to "Deferred income taxes" of $32.7 million. Accordingly, we did not make any tax-sharing payments to Triarc Parent during 1999. As of January 2, 2000, we no longer have any net operating loss carryforward benefits available to us under the revised tax-sharing agreement.

     The Federal income tax returns of Triarc Parent and its subsidiaries, including RC/Arby's, have been examined by the Internal Revenue Service for the tax years from 1989 through 1992. Triarc Parent has resolved all issues with the Internal Revenue Service regarding such audit. The Internal Revenue Service has tentatively completed its examination of the Federal income tax returns of Triarc Parent and its subsidiaries, including RC/Arby's, for the year ended April 30, 1993 and transition period ended December 31, 1993. In connection with these 1993 examinations and subject to final processing and approval by the Internal Revenue Service, Triarc Parent has received notices of proposed adjustments, of which $0.7 million would increase the taxable income relating to RC/Arby's, resulting in additional taxes and accrued interest payable of $0.4 million under our tax-sharing agreement with Triarc Parent.

Cash Requirements

     As of January 2, 2000, our consolidated cash requirements for 2000, exclusive of operating cash flow requirements which include tax-sharing payments to Triarc Parent as discussed above, consist principally of (1) debt principal repayments aggregating $41.9 million, (2) capital expenditures of approximately $10.0 million and (3) the cost of additional business acquisitions, if any. We anticipate meeting all of these requirements through (1) existing cash and cash equivalents of $60.2 million as of January 2, 2000, (2) cash flows from operations and/or (3) the $51.1 million of availability as of January 2, 2000 under our $60.0 million revolving credit facility.

Triarc Consumer Products Group

     Triarc Consumer Products Group is a holding company whose primary asset is a $300.0 million unsecured promissory note receivable from its subsidiary, RC/Arby's, and whose primary liability consists of the $300.0 million principal amount of 10 1/4% notes. The RC/Arby's note has a stated interest rate of 10.33% and is due in 2009.

     Triarc Consumer Product Group's subsidiaries are currently unable to pay any dividends or make any additional loans or advances to Triarc Consumer Products Group under the terms of the credit facility described above except to enable Triarc Consumer Products Group to make interest payments under the 10 1/4% notes and to pay up to $0.2 million of general corporate expenses per year. Triarc Consumer Products Group's cash requirements for 2000 consist of interest payments under the 10 1/4% notes and, to a much lesser extent, general corporate expenses. The interest payments under the 10 1/4% notes are due semi-annually in February and August. The February 2000 interest payment included additional interest of 1/2% for the period from August 24, 1999 through January 28, 2000, the date on which an exchange offer was completed which collectively with the registration of the 10 1/4% notes with the Securities and Exchange Commission allowed the 10 1/4% notes to be publicly traded. Triarc Consumer Products expects to meet its cash requirements through interest received in February 2000 and to be received in August 2000 on the RC/Arby's note and a dividend received from RC/Arby's in the amount of the additional 1/2% interest paid on the 10 1/4% notes in February 2000.

Legal and Environmental Matters

     We are involved in litigation, claims and environmental matters incidental to our businesses. We have reserves for legal and environmental matters of $1.9 million as of January 2, 2000. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information and given our reserves, we do not believe that these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Year 2000

     We completed a study of our functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, we had performed the required remediation and testing before January 1, 2000. We incurred an aggregate $1.0 million of costs primarily in 1998 and 1999 in order to become year 2000 compliant, including computer software and hardware costs and related consulting costs, of which $0.5 million was capitalized and $0.5 million was expensed.

     An assessment of the readiness of year 2000 compliance of third party entities with which we have relationships, such as our suppliers, banking institutions, customers, payroll processors and others was also completed to the extent possible prior to January 1, 2000, indicating no significant problems.

     We have encountered no significant year 2000 compliance related problems either internally or with third party entities since January 1, 2000.

Inflation and Changing Prices

     Management believes that inflation did not have a significant effect on gross margins during 1997, 1998 and 1999, since inflation rates generally remained at relatively low levels. Historically, we have been successful in dealing with the impact of inflation to varying degrees within the limitations of the competitive environment of each segment of our business. In the restaurant franchising segment in particular, the impact of any future inflation should be limited since our restaurant operations are exclusively franchising following the 1997 sale of all company-owned restaurants.

Seasonality

       Our beverage and restaurant franchising businesses are seasonal. In our beverage businesses, the highest revenues occur during the spring and summer, between April and September. Accordingly, our second and third quarters reflect the highest revenues and our first and fourth quarters have lower revenues from the beverage businesses. The royalty revenues of our restaurant franchising business are somewhat higher in our fourth quarter and somewhat lower in our first quarter. Accordingly, consolidated revenues will generally be highest during the second and third fiscal quarters of each year. Our EBITDA and operating profit are also highest during the second and third fiscal quarters of each year and lowest in the first fiscal quarter. This principally results from the higher beverage revenues in the second and third fiscal quarters while general and administrative expenses and depreciation and amortization, excluding amortization of deferred financing costs, are generally recorded ratably in each quarter either as incurred or allocated to quarters based on time expired. Our first fiscal quarter EBITDA and operating profit have also been lower due to advertising production costs which typically are higher in the first quarter in anticipation of the peak spring and summer beverage selling season and which are recorded the first time the related advertising takes place.

Recently Issued Accounting Pronouncements

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values or cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in results of operations. Statement 133 is effective for our fiscal year beginning January 1, 2001, as amended by Statement of Financial Accounting Standards No. 137 which defers the effective date. Although we have not yet completed the process of identifying all of our derivative instruments that fall within the scope of Statement 133, we are not currently aware of having any significant derivatives within such scope. We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement 133 should have no effect on our consolidated financial position or results of operations. However, the provisions of Statement 133 are complex and we are just beginning our evaluation of the implementation requirements of Statement 133 and, accordingly, are unable to determine at this time the impact it will have on our consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes and to a much lesser extent, foreign currency fluctuations.

     Policies and Procedures -- In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates and fluctuations in the value of foreign currencies using financial instruments we deem appropriate.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we assess the relative proportions of our debt under fixed versus variable rates. We generally use purchased interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually are at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. As of January 3, 1999 we had one interest rate cap agreement related to interest on one-half of our variable-rate term loans under a then existing $380.0 million credit facility which provided for a cap which was approximately 3% higher than the prevailing interest rate at that time. As of January 2, 2000 we had one interest rate cap agreement relating to interest on one-half of our variable-rate term loans under our current $535.0 million senior bank credit facility which provides for a cap which was approximately 2% higher than the prevailing interest rate at that time.

Foreign Currency Risk

     Our objective in managing our exposure to foreign currency fluctuations is also to limit the impact of such fluctuations on earnings and cash flows. We have a relatively limited amount of exposure to (1) export sales revenues and related receivables denominated in foreign currencies and (2) investments in foreign subsidiaries which are subject to foreign currency fluctuations. Our primary export sales exposures relate to sales in Canada, the Caribbean and Europe. We monitor these exposures and periodically determine our need for use of strategies intended to lessen or limit our exposure to these fluctuations. However, foreign export sales and foreign operations for the years ended January 3, 1999 and January 2, 2000 represented only 5.7% and 4.7% of our revenues, respectively, and an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at January 3, 1999 and January 2, 2000 would not have had a material effect on our consolidated financial position or results of operations. At the present time, we do not hedge our foreign currency exposures as we do not believe this exposure to be material.

Overall Market Risk

     With regard to overall market risk, we attempt to mitigate our exposure to such risks by assessing the relative proportion of our investments in cash and cash equivalents and the relatively stable and risk-minimized returns available on such investments. At January 3, 1999 and January 2, 2000, our excess cash was primarily invested in commercial paper with maturities of less than 90 days and/or money market funds which, due to their short-term nature, minimizes our overall market risk.

Sensitivity Analysis

     All of our market risk sensitive instruments are instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at January 3, 1999 and January 2, 2000 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.

     The following table reflects the estimated effects on the market value of our financial instruments as of January 3, 1999 and January 2, 2000 based upon assumed immediate adverse effects as noted below (in thousands):

                                  January 3, 1999            January 2, 2000
                             ------------------------   -----------------------
                              Carrying     Interest      Carrying    Interest
                                Value      Rate Risk       Value     Rate Risk
                                -----      ---------       -----     ---------
Cash equivalents.............$    66,422  $     --      $   49,520  $     --
Long-term debt...............    570,655     (2,843)       778,760     (3,748)


     The cash equivalents are short-term in nature with a maturity of three months or less when acquired and, as such, a change in interest rates of one percentage point would not have a material impact on our financial position or results of operations.

     The sensitivity analysis of long-term debt assumes an instantaneous increase in market interest rates of one percentage point from their levels at January 3, 1999 and January 2, 2000, with all other variables held constant. The increase of one percentage point with respect to our long-term debt (1) represents an assumed average 11% decline in earnings as the weighted average interest rate of our variable-rate debt at January 3, 1999 and January 2, 2000 approximated 9% and (2) relates only to our variable-rate debt since a change in interest rates would not affect interest expense on our fixed-rate debt. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on our results of operations and not our financial position.

Item 8.  Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page

Independent Auditors' Report....................................
Consolidated Balance Sheets as of January 3, 1999
    and January 2, 2000.........................................
Consolidated Statements of Operations for the fiscal
    years ended December 28, 1997, January 3, 1999,
    and January 2, 2000.........................................
Consolidated Statements of Member's Deficit for the
    fiscal years ended December 28, 1997, January 3,
    1999 and January 2, 2000....................................
Consolidated Statements of Cash Flows for the fiscal
    years ended December 28, 1997, January 3, 1999, and
    January 2, 2000.............................................
Notes to Consolidated Financial Statements......................

                      INDEPENDENT AUDITORS' REPORT

To the Board of Managers and Member of
TRIARC CONSUMER PRODUCTS GROUP, LLC:
New York, New York

         We have audited the accompanying consolidated balance sheets of Triarc Consumer Products Group, LLC and subsidiaries (the "Company") as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, member's deficit, and cash flows for each of the three fiscal years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New York, New York
March 10, 2000


                                  TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                     (In thousands)

                                                                                             January 3,     January 2,
                                                                                                1999          2000
                                                                                                ----          ----
                                   ASSETS


Current assets:
    Cash (including cash equivalents of $66,422 and $49,520)................................$     72,792   $     60,173
    Receivables (Note 4)....................................................................      64,872         77,476
    Inventories (Note 4)....................................................................      46,761         61,736
    Deferred income tax benefit (Note 7)....................................................      18,934         16,422
    Prepaid expenses and other current assets...............................................       7,307          6,362
                                                                                            ------------   ------------
         Total current assets...............................................................     210,666        222,169
Properties (Note 4).........................................................................      25,320         25,261
Unamortized costs in excess of net assets of acquired companies (Note 4)....................     268,215        261,666
Trademarks (Note 4).........................................................................     261,906        251,117
Other intangible assets (Note 4)............................................................         959         31,511
Deferred costs and other assets (Note 4)....................................................      23,904         36,491
                                                                                            ------------   ------------
                                                                                            $    790,970   $    828,215
                                                                                            ============   ============

                         LIABILITIES AND MEMBER'S DEFICIT

Current liabilities:
    Current portion of long-term debt (Notes 5 and 6).......................................$      9,678   $     41,894
    Accounts payable .......................................................................      36,993         35,397
    Accrued expenses (Note 4)...............................................................      81,448         90,573
    Due to Triarc Companies, Inc. (Note 18).................................................      29,082         22,591
                                                                                            ------------   ------------
         Total current liabilities..........................................................     157,201        190,455
Long-term debt (Notes 5 and 6)..............................................................     560,977        736,866
Deferred income taxes (Note 7)..............................................................       9,173         56,680
Deferred income and other liabilities.......................................................      20,753         18,099
Redeemable preferred stock (Note 8).........................................................      87,587            --
Commitments and contingencies (Notes 3, 7, 16, 17 and 19)
Member's deficit (Note 9 ):
    Contributed capital.....................................................................     106,269            --
    Accumulated deficit.....................................................................    (150,732)      (173,533)
    Accumulated other comprehensive deficit.................................................        (258)          (352)
                                                                                            ------------   ------------
          Total member's deficit............................................................     (44,721)      (173,885)
                                                                                            ------------   ------------
                                                                                            $    790,970   $    828,215
                                                                                            ============   ============




     See accompanying  notes to consolidated  financial statements.




                                  TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (In thousands)

                                                                                         Year Ended
                                                                      ------------------------------------------------
                                                                       December 28,      January 3,       January 2,
                                                                           1997             1999             2000
                                                                           ----             ----             ----

Revenues:
   Net sales..........................................................$    629,621    $     735,436     $     770,943
   Royalties, franchise fees and other revenues.......................      66,531           79,600            83,029
                                                                      ------------    -------------     -------------
                                                                           696,152          815,036           853,972
                                                                      ------------    -------------     -------------
Costs and expenses:
   Cost of sales, excluding depreciation and amortization related
      to sales of $1,032, $1,672 and $2,102...........................     331,391          387,994           407,708
   Advertising, selling and distribution (Note 1).....................     183,221          197,877           201,451
   General and administrative.........................................      83,546           91,165            92,909
   Depreciation and amortization, excluding amortization
      of deferred financing costs.....................................      25,244           32,808            32,060
   Capital structure reorganization related (Note 10).................         --               --              3,348
   Charges (credit) related to post-acquisition transition,
      integration and changes to business strategies (Note 11)........      33,815              --               (549)
   Facilities relocation and corporate restructuring
      charges (credits) (Note 12).....................................       7,063              --               (461)
                                                                      ------------    -------------     -------------
                                                                           664,280          709,844           736,466
                                                                      ------------    -------------     -------------
         Operating profit.............................................      31,872          105,192           117,506
Interest expense .....................................................     (58,019)         (60,235)          (76,605)
Gain (loss) on sale of businesses, net (Note 13)......................      (3,513)           5,016              (533)
Other income, net (Note 14)...........................................       5,532            5,298             6,782
                                                                      ------------    -------------     -------------
         Income (loss) before  income taxes and
            extraordinary charges.....................................     (24,128)          55,271            47,150
Benefit from (provision for) income taxes (Note 7)....................       5,142          (25,284)          (21,672)
                                                                      ------------    -------------     -------------
         Income (loss) before extraordinary charges...................     (18,986)          29,987            25,478
Extraordinary charges (Note 15).......................................      (2,954)             --            (11,772)
                                                                      ------------    -------------     -------------
         Net income (loss)............................................$    (21,940)   $      29,987     $      13,706
                                                                      ============    =============     =============






         See accompanying  notes to consolidated  financial statements.




                                  TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIT
                                                     (In thousands)

                                                                                                  Cumulative Other
                                                                                             Comprehensive Income (Loss)
                                                                                            ----------------------------
                                                                                              Unrealized
                                                                                            Gain (Loss)on
                                                                                              Available-     Currency
                                                                  Contributed   Accumulated    for-Sale    Translation
                                                                    Capital       Deficit     Investments   Adjustment      Total
                                                                    -------       -------     -----------   ----------      -----

Balance at December 31, 1996......................................$  71,801     $ (158,779)     $   --      $    --      $ (86,978)
                                                                                                                         ---------
Comprehensive loss:
   Net loss.......................................................       --        (21,940)         --           --        (21,940)
   Unrealized gain on available-for-sale investment...............       --             --          42           --             42
   Net change in currency translation adjustment..................       --             --          --         (242)          (242)
                                                                                                                         ---------
   Comprehensive loss.............................................       --             --          --           --        (22,140)
                                                                                                                         ---------
Pushdown of acquisition basis of Triarc Companies, Inc. in
   Stewart's Beverages, Inc. (Note 3).............................   40,847             --          --           --         40,847
Deferred gain on sale of subsidiaries' stock to Triarc Companies,
   Inc. (Note 18).................................................   29,390             --          --           --         29,390
Capital contribution through forgiveness of a liability to Triarc
   Companies, Inc. (Note 18)......................................      625             --          --           --            625
Issuance of Triarc Beverage Holdings Corp. common stock...........        1             --          --           --              1
Dividend requirement on redeemable preferred stock (Note 8).......   (4,604)            --          --           --         (4,604)
Other.............................................................       (1)            --          --           --             (1)
                                                                  ---------     ----------      ------      -------      ---------
Balance at December 28, 1997......................................  138,059       (180,719)         42         (242)       (42,860)
                                                                                                                         ---------
Comprehensive income:
   Net income.....................................................       --         29,987          --           --         29,987
   Reclassification adjustment for prior year appreciation on
      available-for-sale investment sold during the year..........       --             --         (42)          --            (42)
   Net change in currency translation adjustment..................       --             --          --          (16)           (16)
                                                                                                                         ---------
   Comprehensive income...........................................       --             --          --           --         29,929
                                                                                                                         ---------
Adjustment to pushdown of acquisition basis of Triarc
   Companies, Inc. in Stewart's Beverages, Inc. (Note 3)..........     (251)            --          --           --           (251)
Cash dividends....................................................  (23,556)            --          --           --        (23,556)
Dividend requirement on redeemable preferred stock (Note 8).......   (7,983)            --          --           --         (7,983)
                                                                  ---------     ----------      ------      -------      ---------
Balance at January 3, 1999........................................  106,269       (150,732)         --         (258)       (44,721)
                                                                                                                         ---------
Comprehensive income:
   Net income.....................................................       --         13,706          --           --         13,706
   Net change in currency translation adjustment..................       --             --          --          (94)           (94)
                                                                                                                         ---------
   Comprehensive income...........................................       --             --          --           --         13,612
                                                                                                                         ---------
Capital contribution of redeemable preferred stock (Note 8).......   88,779             --          --           --         88,779
Other non-cash capital contributions (Note 18)....................   12,056             --          --           --         12,056
Dividend requirement on redeemable preferred stock (Note 8).......   (1,192)            --          --           --         (1,192)
Dividend of receivable from Triarc Companies, Inc. (Note 18)......   (4,954)            --          --           --         (4,954)
Cash dividends (Note 5)........................................... (200,958)        (3,788)         --           --       (204,746)
Transfer of deferred income tax benefits as if it were a
   distribution (Note 7)..........................................       --        (32,719)         --           --        (32,719)
                                                                  ---------     ----------      ------      -------      ---------
Balance at January 2, 2000........................................$      --     $ (173,533)     $   --      $  (352)     $(173,885)
                                                                  =========     ==========      ======      =======      =========



              See accompanying  notes to consolidated financial statements.





                                  TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)

                                                                                        Year Ended
                                                                      ----------------------------------------------
                                                                      December 28,      January 3,      January 2,
                                                                          1997             1999            2000
                                                                          ----             ----            ----
Cash flows from operating activities:
   Net income (loss)...............................................   $  (21,940)     $    29,987      $     13,706
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Amortization of costs in excess of net assets of acquired
        companies, trademarks and certain other items..............       18,879           23,151            23,732
      Depreciation and amortization of properties..................        6,365            9,657             8,328
      Amortization of deferred financing costs ....................        3,716            4,075             4,398
      Write-off of unamortized deferred financing costs and,
        in 1999, interest rate cap agreement costs.................        4,839              --             10,938
      Provision for (benefit from) deferred income taxes...........      (10,644)          10,467            17,792
      Provision for doubtful accounts..............................        3,794            2,387             2,416
      Capital structure reorganization related charge..............          --               --              3,348
      Net provision (reversal or payments) for charges related
        to post-acquisition transition, integration and changes
        to business strategies.....................................       22,483           (6,025)             (549)
      (Gain) loss on sale of businesses, net.......................        3,513           (5,016)              533
      Other, net...................................................       (4,727)            (361)              (91)
      Changes in operating assets and liabilities:
            Decrease (increase) in receivables.....................        9,807            7,294           (12,822)
            Decrease (increase) in inventories.....................        3,993           10,607           (12,099)
            Decrease (increase) in prepaid expenses and other
              current assets.......................................        4,622           (1,051)              718
            Increase (decrease) in accounts payable and
              accrued expenses.....................................      (21,779)         (29,615)            1,064
            Increase (decrease) in due to Triarc Companies, Inc....       12,519            3,547            (3,768)
                                                                      ----------      -----------      ------------
                  Net cash provided by operating activities........       35,440           59,104            57,644
                                                                      ----------      -----------      ------------
Cash flows from investing activities:
   Acquisition of Snapple Beverage Corp............................     (307,205)             (43)              --
   Other business acquisitions (cash acquired in 1997).............        2,409           (3,000)          (34,336)
   Capital expenditures............................................       (4,204)         (11,107)           (8,525)
   Proceeds from sale of investment in Select Beverages, Inc.......          --            28,342               --
   Other...........................................................        3,371            1,579              (467)
                                                                      ----------      -----------      ------------
                  Net cash provided by (used in) investing
                    activities.....................................     (305,629)          15,771           (43,328)
                                                                      ----------      -----------      ------------
Cash flows from financing activities:
   Proceeds from long-term debt ...................................      303,400              --            775,000
   Repayments of long-term debt ...................................      (79,901)         (14,158)         (568,532)
   Dividends.......................................................          --           (23,556)         (204,746)
   Deferred financing costs........................................      (11,385)             --            (28,657)
   Net borrowings from affiliates..................................        3,535            1,389               --
   Proceeds from issuance of redeemable preferred stock............       75,000              --                --
   Proceeds from issuance of common stock..........................            1              --                --
   Capital contribution............................................        6,211              --                --
                                                                      ----------      -----------      -----------
                   Net cash provided by (used in) financing
                     activities....................................      296,861           (36,325)         (26,935)
                                                                      ----------      ------------     ------------
Net increase (decrease) in cash and cash equivalents...............       26,672           38,550           (12,619)
Cash and cash equivalents at beginning of year.....................        7,570           34,242            72,792
                                                                      ----------      -----------      ------------
Cash and cash equivalents at end of year ..........................   $   34,242      $    72,792      $     60,173
                                                                      ==========      ===========      ============

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:

       Interest....................................................   $   55,047      $    52,437      $     70,126
                                                                      ==========      ===========      ============
       Income taxes, net of refunds................................   $    3,450      $     4,205      $      1,666
                                                                      ==========      ===========      ============


                   TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

      Due to their non-cash nature, the following transactions are not reflected in the consolidated statements of cash flows (amounts in whole dollars):

           On November 25, 1997 Triarc Companies, Inc. ("Triarc Parent"), the parent of the Company (see Note 1 for definition), acquired Stewart's Beverages, Inc. ("Stewart's") for 1,566,858 shares of Triarc Parent common stock exchanged for all of the then outstanding stock of Stewart's and 154,931 stock options of Triarc Parent exchanged for all of the then outstanding stock options of Stewart's. The Stewart's acquisition was accounted for by Triarc Parent in accordance with the purchase method of accounting. Triarc Parent's basis in Stewart's was "pushed down" to Stewart's and the excess of the purchase price over the net assets acquired was allocated to the Stewart's assets and liabilities as of November 25, 1997. See Note 3 to the consolidated financial statements for further discussion of this transaction.

           On May 22, 1997 Triarc Beverage Holdings Corp., a subsidiary of the Company, acquired Snapple Beverage Corp. The portion of the purchase price that was not yet paid as of December 28, 1997, representing a portion of the expenses related to the acquisition, was $2,181,000.

           In May 1997 two subsidiaries of the Company issued common shares representing approximately 49% of each of their common stock after such issuances to Triarc Parent in consideration for, in addition to cash of $6,211,000, forgiveness of the then outstanding principal and accrued interest aggregating $25,788,000 under a note payable by the Company to Triarc Parent. In February 1999 Triarc Parent contributed its 49% interests in each of these subsidiaries to the Company at its carrying value of $2,448,000. See Note 18 to the consolidated financial statements for further discussion of these transactions.

           During 1997 and 1999 Triarc Parent made capital contributions to the Company through the forgiveness of liabilities of $625,000 and $9,608,000, respectively, and in 1999 the Company made a non-cash dividend of a $4,954,000 receivable from Triarc Parent. See Note 18 to the consolidated financial statements for further discussion of these transactions.

           During 1997, 1998 and 1999 the Company recorded cumulative dividends not declared or paid on the redeemable preferred stock of a subsidiary of $4,604,000, $7,983,000 and $1,192,000, respectively, as increases in
      "Redeemable preferred stock" with offsetting charges to "Contributed capital" since payment of the dividends was not solely in the control of the Company. In February 1999 Triarc Parent contributed the redeemable preferred stock which it held in that subsidiary to the Company with a carrying value of $88,779,000, including the cumulative unpaid dividends of $13,779,000. See Note 8 to the consolidated financial statements for further discussion of these transactions.

           During 1999 the Company transferred $32,719,000 of deferred income tax benefits to Triarc Parent as if such transfer were a distribution from the Company to Triarc Parent. See Note 7 to the consolidated financial statements for further discussion of this transaction.

        See  accompanying  notes  to  consolidated  financial statements.

              TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 January 2, 2000

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     Triarc Consumer Products Group, LLC ("Triarc Consumer Products Group" and together with its subsidiaries, the "Company"), a wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc Parent"), was formed on January 15, 1999 and commenced operations on February 23, 1999 with the acquisition through a capital contribution of all of the capital stock previously owned directly or indirectly by Triarc Parent of RC/Arby's Corporation ("RC/Arby's"), Triarc Beverage Holdings Corp. ("Triarc Beverage Holdings") and Stewart's Beverages, Inc. ("Stewart's" - acquired by Triarc Parent on November 25,1997), formerly Cable Car Beverage Corporation, and their subsidiaires. Effective May 17, 1999 Triarc Consumer Products Group contributed the stock of Stewart's to Triarc Beverage Holdings. Triarc Beverage Holdings, 99.9%-owned, has as its wholly-owned subsidiaries Snapple Beverage Corp. ("Snapple" - acquired by the Company on May 22, 1997), Mistic Brands, Inc. ("Mistic") and, effective May 17, 1999, Stewart's. Prior to the contribution of Mistic to Triarc Beverage Holdings on May 22, 1997, Mistic was owned by Triarc Parent from its acquisition prior to January 1, 1997. RC/Arby's, wholly-owned, has as its principal wholly-owned subsidiaries Royal Crown Company, Inc. ("Royal Crown") and Arby's, Inc. ("Arby's"). Additionally, RC/Arby's had three subsidiaries which, prior to the May 1997 sale of all company-owned restaurants, owned and/or operated Arby's restaurants, consisting of Arby's Restaurant Development Corporation, Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company ("AROC"), all of which in February 1999 were merged into ARHC, LLC, a newly-formed wholly-owned subsidiary of RC/Arby's. See Note 3 for a discussion of the 1997 acquisitions and disposition referred to above.

     The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Triarc Consumer Products Group as if it had been formed as of January 1, 1997. The consolidated financial position, results of operations and cash flows of each of RC/Arby's, Triarc Beverage Holdings, Mistic prior to May 22, 1997 and Stewart's prior to May 17, 1999, and their subsidiaries, have been consolidated with Triarc Consumer Products Group from their respective dates of formation or acquisition by Triarc Parent since such entities were under the common control of Triarc Parent during such period and, accordingly, are presented on an "as-if pooling" basis. The aforementioned capital contributions of subsidiaries by Triarc Parent to Triarc Consumer Products Group and by Triarc Consumer Products Group to Triarc Beverage Holdings have been recognized using carryover basis accounting since all such entities were under common control.

     All significant intercompany balances and transactions have been eliminated in consolidation.

Change in Fiscal Year

     Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's 1997 fiscal year contained 52 weeks and commenced January 1, 1997 and ended on December 28, 1997, its 1998 fiscal year contained 53 weeks and commenced December 29, 1997 and ended on January 3, 1999 and its 1999 fiscal year contained 52 weeks and commenced January 4, 1999 and ended on January 2, 2000. Such periods are referred to herein as (1) "the year ended December 28, 1997" or "1997," (2) "the year ended January 3, 1999" or "1998" and (3) "the year ended January 2, 2000" or "1999," respectively. January 3, 1999 and January 2, 2000 are referred to herein as "Year-End 1998" and "Year-End 1999," respectively.

Cash Equivalents

     All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company typically invests its excess cash in commercial paper of high credit-quality entities, money market mutual funds and United States Treasury bills.

Inventories

     The Company's inventories are stated at the lower of cost or market with cost determined in accordance with the first-in, first-out basis.

Non-Current Investments

     The Company had non-current investments during 1997 and 1998 (see Notes 11 and 14). Such investments in which it had significant influence over the investee ("Equity Investments") were accounted for in accordance with the equity method of accounting under which the consolidated results included the Company's share of income or loss of such investees. The excess, if any, of the carrying value of the Company's Equity Investments over the underlying equity in net assets of each investee was being amortized to equity in earnings (losses) of investees included in "Other income, net" on a straight-line basis over 35 years.

Properties and Depreciation and Amortization

     Properties are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the estimated useful lives of the related major classes of properties: 3 to 15 years for machinery and equipment and 15 to 40 years for buildings. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

Amortization of Intangibles

     Costs in excess of net assets of acquired companies ("Goodwill") are being amortized on the straight-line basis over 15 to 40 years. Trademarks are being amortized on the straight-line basis over 15 to 35 years. Distribution rights are being amortized on the straight-line basis principally over 15 years. Other intangible assets are being amortized on the straight-line basis over 2 to 7 years. Deferred financing costs are being amortized as interest expense over the lives of the respective debt using the interest rate method.

Impairments

Intangible Assets

     The amount of impairment, if any, in unamortized Goodwill is measured based on projected future operating performance. To the extent future operating performance of those enterprises to which the Goodwill relates through the period such Goodwill is being amortized are sufficient to absorb the related amortization, the Company has deemed there to be no impairment of Goodwill.

Long-Lived Assets

     The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates an asset may not be recoverable, the impairment loss is recognized for the excess of the carrying value over the fair value of an asset to be held and used or over the net realizable value of an asset to be disposed.

Derivative Financial Instruments

     The Company enters into interest rate cap agreements in order to protect against significant interest rate increases on certain of its floating-rate debt. The costs of such agreements are amortized over the lives of the respective agreements. The only cap agreement outstanding as of January 2, 2000 is approximately two percentage points higher than the interest rate on the related debt as of such date.

Stock-Based Compensation

     The Company measures compensation costs for its employee stock-based compensation under the intrinsic value method. Accordingly, compensation cost for the Company's stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Foreign Currency Translation

     Financial statements of foreign subsidiaries are prepared in their respective local currencies and translated into United States dollars at the current exchange rates for assets and liabilities and an average rate for the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the "Currency translation adjustment" component of "Accumulated other comprehensive deficit" in "Member's deficit."

Advertising Costs and Promotional Allowances

     The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $40,730,000, $48,389,000 and $36,486,000 for 1997, 1998 and
1999, respectively. In addition the Company supports its beverage bottlers and distributors with promotional allowances the most significant of which are for
(1) indirect  advertising by such bottlers and distributors  including  in-store displays and point-of-sale materials, (2) cold drink equipment and (3) promotional merchandise. Promotional allowances are principally expensed when the related promotion takes place. Estimates used to expense the costs of certain promotions where the Company expects reporting delays by the bottlers or distributors are adjusted quarterly based on actual amounts reported. Promotional allowances amounted to $107,513,000, $103,750,000 and $115,677,000 for 1997, 1998 and 1999, respectively, and are included in "Advertising, selling and distribution" in the accompanying consolidated statements of operations.

Income Taxes

     The Company is included in the consolidated Federal income tax return of Triarc Parent. Pursuant to tax-sharing agreements with Triarc Parent, the Company provides for Federal income taxes on the same basis as if it filed a separate consolidated return. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

Revenue Recognition

     The Company records sales when inventory is shipped or delivered. Sales terms generally do not allow a right of return. Franchise fees are recognized as income when a franchised restaurant is opened since all material services and conditions related to the franchise fee have been substantially performed by the Company upon the restaurant opening. Franchise fees for multiple area development agreements represent the aggregate of the franchise fees for the number of restaurants in the area development and are recognized as income when each restaurant is opened in the same manner as franchise fees for individual restaurants. Royalties are based on a percentage of restaurant sales of the franchised store and are accrued as earned.

Reclassifications

     Certain  amounts  included  in  the  prior  years'  consolidated  financial
statements   have  been   reclassified   to  conform  with  the  current  year's
presentation.

(2)  Significant Risks and Uncertainties

Nature of Operations

     The Company is a holding company which is engaged in three lines of business: premium beverages, soft drink concentrates and restaurant franchising (also operated restaurants through May 5, 1997 - see Note 3). The premium beverage segment represents approximately 76% of the Company's consolidated revenues for the year ended January 2, 2000, the soft drink concentrate segment represents approximately 14% of such revenues and the restaurant franchising segment represents approximately 10% of such revenues. The Company operates its businesses principally throughout the United States.

     The premium beverage segment markets and distributes, principally to distributors and, to a lesser extent, directly to retailers, premium beverages including all-natural ready-to-drink iced teas, fruit drinks, juices and carbonated sodas under the principal brand names Snapple(R), Snapple Elements(TM), Whipper Snapple(R), Snapple Farms(R), Snapple Refreshers(TM), Mistic(R), Mistic Fruit Blast(TM), Mistic Italian Ice Smoothies(TM), Mistic Sun Valley Squeeze(TM) and Stewart's(R). The soft drink concentrate segment produces and sells, to bottlers and a private label supplier, a broad selection of concentrates and, to a much lesser extent in 1997 (none in 1998 or 1999), carbonated beverages to distributors. These products are sold principally under the brand names RC(R) Cola, Diet RC(R) Cola, Cherry RC(R) Cola, RC Edge(TM), Diet Rite(R) Cola, Diet Rite(R) flavors, Nehi(R), Upper 10(R) and Kick(R). The restaurant franchising segment franchises Arby's(R) quick service restaurants representing the largest restaurant franchising system specializing in slow-roasted roast beef sandwiches. Some Arby's restaurants are multi-branded with the segment's T.J. Cinnamons(R) and/or Pasta Connection(TM) product lines. Information concerning the number of Arby's restaurants is as follows:

                                                     1997      1998      1999
                                                     ----      ----      ----

      Franchised restaurants opened...............     125       130       159
      Franchised restaurants closed...............      63        87        66
      Restaurants transferred to franchisees......     355       --        --
      Franchised restaurants open at end
        of period.................................   3,092     3,135     3,228

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Risk Concentrations

     The Company believes that its vulnerability to risk concentrations related to significant customers and vendors, products sold and sources of raw materials is somewhat mitigated due to the diversification of its businesses. Although premium beverages accounted for 76% of consolidated revenues in 1999, the Company believes that the risks from concentrations within the premium beverage segment are mitigated for several reasons. No customer of the premium beverage segment accounted for more than 7% of consolidated revenues in 1999. The premium beverage segment has chosen to purchase certain raw materials (such as aspartame) on an exclusive basis from single suppliers and other raw materials (such as glass bottles) from a relatively small number of suppliers. The Company believes that, if necessary, adequate raw materials, other than glass bottles, can be obtained from alternate sources. It is uncertain whether all of the glass bottles supplied by two suppliers, which supplied approximately 88% of the premium beverage segment's 1999 purchases of glass bottles, could be replaced by alternate sources. Management, however, does not believe that it is reasonably possible that the Company's largest glass bottle suppliers will be unable to supply substantially all of their anticipated volumes in the near term. The premium beverage segment's three largest co-packer facilities represented an aggregate of 54% of the segment's total 1999 production. One co-packer held 18% of the segment's finished goods inventory as of January 2, 2000. Management believes, however, that sufficient replacement co-packer services could be obtained if necessary. The premium beverage segments' product offerings are varied, including fruit flavored beverages, iced teas, lemonades, carbonated sodas, fruit juices and flavored seltzers. Risk of geographical concentration for all of the Company's businesses is also minimized since each of such businesses generally operates throughout the United States with minimal foreign exposure.

(3)  Business Acquisitions and Dispositions

1999 Transactions

Millrose and Long Island Snapple Acquisitions

     On February 26, 1999 the Company acquired (the "Millrose Acquisition") Millrose Distributors, Inc ("Millrose"), a New Jersey distributor of the Company's premium beverages which prior to the transaction acquired certain assets of Mid-State Beverage, Inc., for cash of $17,491,000 (including expenses of $241,000), subject to certain post-closing adjustments.

     On January 2, 2000 the Company acquired (the "Long Island Snapple Acquisition") Snapple Distributors of Long Island, Inc. ("Long Island Snapple"), a distributor of Snapple and Stewart's products on Long Island, New York for cash of $16,845,000 (including expenses of $45,000), subject to certain post-closing adjustments. The Company also entered into a three-year non-compete agreement with the sellers for $2,000,000 (discounted value of $1,246,000) payable ratably over a ten-year period.

     The Millrose Acquisition and the Long Island Snapple Acquisition were accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of Millrose and the preliminary allocation of the purchase price of Long Island Snapple to the assets and liabilities assumed is presented below under "Purchase Price Allocations of Acquisitions."

1998 Transaction

Acquisition of T.J. Cinnamons

     On August 27, 1998 the Company acquired (the "T.J. Cinnamons Acquisition") from Paramark Enterprises, Inc. ("Paramark," formerly known as T.J. Cinnamons, Inc.) all of Paramark's franchise agreements for full concept bakeries of T.J. Cinnamons, an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related products, and Paramark's wholesale distribution rights for T.J. Cinnamons products, as well as settling remaining contingent payments from the 1996 acquisition of the trademarks, service marks, recipes and proprietary formulae of T.J. Cinnamons. The aggregate consideration in 1998 of $3,910,000 consisted of cash of $3,000,000 and a $1,000,000 (discounted value of $910,000) non-interest bearing obligation due in equal monthly installments through August 2000.

     The T.J. Cinnamons Acquisition was accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of the T.J. Cinnamons Acquisition to the assets acquired and liabilities assumed is presented below under "Purchase Price Allocations of Acquisitions."

1997 Transactions

Acquisition of Snapple

     On May 22, 1997 the Company acquired (the "Snapple Acquisition") Snapple, a marketer and distributor of premium beverages, from The Quaker Oats Company ("Quaker") for $309,386,000 consisting of cash of $300,126,000 (including $126,000 of post-closing adjustments) and $9,260,000 of fees and expenses, including $6,953,000 paid in 1997. The purchase price for the Snapple Acquisition was funded from (1) $250,000,000 of borrowings by Snapple on May 22, 1997 under a $380,000,000 credit agreement (the "Former Beverage Credit
Agreement" - see Note 5), entered into by Snapple, Mistic, Triarc Beverage Holdings and, as amended as of August 15, 1998, Stewart's and (2) $75,000,000 from the issuance of 75,000 shares of redeemable preferred stock (see Note 8) of Triarc Beverage Holdings to Triarc Parent.

     The Snapple Acquisition was accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of Snapple to the assets acquired and liabilities assumed, along with allocations related to the other 1997 acquisitions, is presented below under "Purchase Price Allocations of Acquisitions."

Stewart's Acquisition

     On November 25, 1997 Triarc Parent acquired (the "Stewart's Acquisition") Stewart's, a marketer and distributor of premium beverages in the United States and Canada, primarily under the Stewart's(R) brand name, for an aggregate purchase price of $40,596,000. Such purchase price consisted of (1) 1,566,858 shares of Triarc Parent common stock with a value of $37,409,000 as of November 25, 1997 (based on the closing price of such common stock on such date of $23.875 per share), issued in exchange for all of the then outstanding stock of Stewart's, (2) 154,931 options to acquire Triarc Parent common stock, with a value of $2,788,000 (based on a calculation using the Black-Scholes option pricing model) as of November 25, 1997, issued in exchange for all of the then outstanding stock options of Stewart's and (3) $399,000 of related expenses (originally estimated at $650,000).

     The Stewart's Acquisition was accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of Stewart's to the assets acquired and liabilities assumed, along with allocations related to the other 1997 acquisitions, is presented below under "Purchase Price Allocations of Acquisitions."

Sale of Restaurants

     On May 5, 1997 certain subsidiaries of the Company consummated the sale to affiliates of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, of all of the 355 company-owned restaurants (the "RTM Sale"). The sales price consisted of cash and promissory notes (discounted value) aggregating $3,471,000 (including $2,092,000 of post- closing adjustments) and the assumption by RTM of an aggregate $54,682,000 in mortgage notes (the "Mortgage Notes") and equipment notes (the "Equipment Notes") payable to FFCA Mortgage Corporation and $14,955,000 in capitalized lease obligations. Effective May 5, 1997 RTM operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales. In 1996 the Company had recorded a $58,900,000 impairment charge of which $46,000,000 was to reduce the restaurant segment's long-lived assets to estimated net realizable value based on the estimated sales price as of December 31, 1996. Such charge was recorded in 1996 since the Company made the decision to sell all of its company-owned restaurants in the fourth quarter of 1996 and reached an agreement in principle for their sale to RTM in December 1996. Also included in such charge were estimated exit costs associated with selling the company-owned restaurants of $10,709,000. The components of the accrued expenses and other non-current liabilities for such exit costs and an analysis of related activity are as follows (in thousands):

                   Balance at                    Balance at                   Balance at                                  Balance at
                   January 1,        1997        December 28,      1998        January 3,       1999           Reclassi-  January 2,
                             --------------------           --------------------         --------------------
                    1997 (a)  Payments Adjustments  1997    Payments Adjustments  1999   Payments Adjustments  fications   2000
                   --------  -------- -----------   ----    -------- -----------  ----   -------- -----------  ---------   ----

 Equipment
   operating
    lease
    obligations... $  9,650   $(2,313) $ (364)(b)  $6,973    $(2,873)  $ 150(b)  $  4,250 $(2,780)  $ 94(b)   $ (1,564)(c) $ -- (c)
 Vacation and
    personal or
    medical
    absence
    entitlement
    costs.........    1,059    (1,059)    --          --          --      --          --       --    --           --         --
                    -------   -------   -----     -------    -------    -----     -------  -------  ----      -------      -----
                    $10,709   $(3,372)  $(364)    $ 6,973    $(2,873)   $ 150     $ 4,250 $(2,780)  $ 94      $(1,564)     $ --
                    =======   =======   =====     =======    =======    =====     =======  =======  ====      =======      =====
    ---------------

     (a) The accrual for exit costs at January 1, 1997 resulted from a 1996 charge for exit costs associated with selling the company-owned restaurants. The $10,709,000 of liabilities for exit costs included $9,650,000 reflecting the present value of certain equipment operating lease obligations which would not be assumed by the purchaser and $1,059,000 relating to vacation and personal or medical absence entitlement costs principally paid to RTM for approximately 6,500 employees associated with the sold restaurants who became employees of RTM as a result of the RTM Sale. Although RTM was not assuming the operating lease obligations, RTM acquired the use of the leased equipment.

     (b) The adjustments represent changes in estimates of the remaining operating lease obligations.

     (c) The balance of equipment operating lease obligations as of December 31, 1999 was converted into a note payable due in December 2000 and, accordingly, the note payable is classified in "Current portion of long-term debt" in the accompanying consolidated balance sheet as of January 2, 2000.

     In 1997 the Company recorded a $4,089,000 loss on the sale included in "Gain (loss) on sale of businesses, net" (see Note 13) representing (1) a $1,457,000 provision for the fair value of Triarc Parent's effective guarantee of future lease commitments and then guarantee of debt repayments assumed by RTM (see below) and (2) the adjustment of prior year estimates resulting from reconciling actual amounts to prior estimates for (a) remaining costs of previously closed restaurants, (b) transaction costs and (c) interpretative issues between the Company and RTM regarding the measurement of cash flow. Such 1997 loss is exclusive of an extraordinary charge in connection with the early extinguishment of the Mortgage Notes and the Equipment Notes (see Note 15). The results of operations of the sold restaurants have been included in the accompanying consolidated statements of operations until the May 5, 1997 date of sale. Following the RTM Sale, the Company continues as the franchisor of the more than 3,000 Arby's restaurants. During 1997 through the date of sale, the operations of the restaurants to be disposed in the RTM Sale had net sales of $74,195,000, cost of sales of $59,222,000, no depreciation and amortization related to sales and pre-tax income of $848,000. Such income reflected $3,319,000 of allocated general and administrative expenses and $2,756,000 of interest expense related to the Mortgage Notes and Equipment Notes and capitalized lease obligations directly related to the operations of the restaurants sold to RTM.

     Arby's remains contingently responsible for approximately $117,000,000 of operating and capitalized lease payments (approximately $98,000,000 and $89,000,000 as of January 3, 1999 and January 2, 2000, respectively, assuming RTM had made all scheduled payments through such dates under such lease obligations) if RTM does not make the required lease payments. Obligations under an aggregate $54,682,000 of Mortgage Notes and Equipment Notes which were assumed by RTM in connection with the RTM Sale (approximately $51,000,000 and $49,000,000 outstanding as of January 3, 1999 and January 2, 2000, respectively, assuming RTM had made all scheduled repayments through such dates), have been guaranteed by Triarc Parent. In addition, a subsidiary of the Company is a co-obligor with RTM under a loan, the repayments of which are being made by RTM, with an aggregate principal amount of $626,000 as of May 5, 1997 ($586,000 and $556,000 as of January 3, 1999 and January 2, 2000, respectively, assuming RTM had made all scheduled repayments through such dates). The principal amount of the loan is included in the Company's long-term debt with an equal offsetting amount recorded as a receivable from RTM. This loan has been guaranteed by Triarc Parent.

C&C Sale

     On July 18, 1997 the Company completed the sale (the "C&C Sale") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. ("Kelco") for $750,000 in cash and an $8,650,000 note (the "Kelco Note") with a discounted value of $6,003,000 of which
$3,623,000 was allocated to the C&C Sale resulting in aggregate proceeds relating to the C&C Sale of $4,373,000. The Kelco Note included compensation both for the C&C Sale and future sales of concentrate for C&C products to Kelco subsequent to July 18, 1997 (the "Minimum Sales Commitments") and technical services to be performed for Kelco by the Company subsequent to July 18, 1997. The principal of the Kelco Note was allocated first to the Minimum Sales Commitments based on the minimum Kelco purchase commitments set forth in the C&C Sale agreement resulting in a discounted value of $2,096,000, second to technical services to be performed for Kelco, as requested by Kelco, for seven years with a discounted value of $284,000 with the remainder allocated to the C&C Sale. The Minimum Sales Commitments were valued at the contracted sales price for any Kelco purchases in excess of the minimums since the C&C Sale contract did not provide any price for the Minimum Sales Commitments. The technical services to be performed were valued based on the Company's estimated costs to provide such services based on an estimate of the services to be requested by Kelco since the C&C Sale contract did not provide any price for such technical services. The excess of the proceeds of $4,373,000 over the carrying value of the C&C trademark of $1,575,000 and the related equipment of $2,000 resulted in a pre-tax gain of $2,796,000 which, commencing in the third quarter of 1997, is being recognized pro rata between the gain on sale and the carrying value of the assets sold based on the cash proceeds and collections under the Kelco Note since realization of the Kelco Note was not at the date of sale, and is not yet, fully assured. Accordingly, gains of $576,000, $314,000 and $356,000 were recognized in "Gain (loss) on sale of businesses, net" (see
Note 13) in the accompanying consolidated statements of operations for 1997, 1998 and 1999, respectively.

Purchase Price Allocations of Acquisitions

     The following table sets forth the allocation of the aggregate purchase prices of the acquisitions discussed above and a reconciliation to business acquisitions in the accompanying consolidated statements of cash flows (in thousands):



                                                                                   1997            1998            1999
                                                                                   ----            ----            ----

      Current assets.......................................................     $  113,767      $       --      $    4,585
      Properties...........................................................         21,613              --             566
      Goodwill.............................................................        102,271              160          4,619
      Trademarks...........................................................        221,300            3,389            --
      Other intangible assets..............................................            --               110         31,524
      Other assets.........................................................         27,697              --             --
      Current liabilities .................................................        (73,898)              43             94
      Long-term debt assumed including current portion.....................           (686)             --             --
      Deferred income tax liabilities......................................        (52,513)             --          (5,843)
      Other liabilities....................................................        (13,908)             --          (1,209)
                                                                                ----------      -----------     ----------
                                                                                   345,643            3,702         34,336
      Less (plus):
          Long-term debt issued to sellers.................................            --               910            --
          Purchase price (including estimated expenses of $650
               adjusted  by $251 in  1998)  for  Stewart's  Acquisition
               paid by Triarc Parent  through the issuance of its
               common stock and stock options and "pushed down"
               to Stewart's................................................         40,847             (251)           --
                                                                                ----------      -----------     ---------
                                                                                $  304,796      $     3,043     $   34,336
                                                                                ==========      ===========     ==========




(4)  Balance Sheet Detail

     Receivables

        The following is a summary of the components of receivables (in thousands):

                                                             Year-End
                                                       -------------------
                                                          1998       1999
                                                          ----       ----
      Receivables:
         Trade.......................................  $  63,283  $ 72,742
         Other.......................................      7,140    10,375
                                                       ---------  --------
                                                          70,423    83,117
      Less allowance for doubtful accounts...........      5,551     5,641
                                                       ---------  --------
                                                       $  64,872  $ 77,476
                                                       =========  ========

     Substantially all receivables are pledged as collateral for certain debt (see Note 5).

Inventories

     The following is a summary of the components of inventories (in thousands):

                                                        Year-End
                                                 -----------------------
                                                     1998       1999
                                                     ----       ----
     Raw materials.............................. $   20,268  $   20,952
     Work in process............................         98         397
     Finished goods.............................     26,395      40,387
                                                 ----------  ----------
                                                 $   46,761  $   61,736
                                                 ==========  ==========

     Substantially all inventories are pledged as collateral for certain debt (see Note 5).

Properties

     The following is a summary of the components of properties (in thousands):

                                                         Year-End
                                                 -------------------------
                                                   1998           1999
                                                   ----           ----

      Land.......................................$   1,911     $    1,461
      Buildings and improvements.................    5,623          2,923
      Leasehold improvements.....................    6,628         10,291
      Machinery and equipment....................   35,329         39,521
      Leased assets capitalized..................      431            384
                                                 ---------     ----------
                                                    49,922         54,580
      Less accumulated depreciation and
         amortization............................   24,602         29,319
                                                 ---------     ----------
                                                 $  25,320     $   25,261
                                                 =========     ==========

     Substantially all properties are pledged as collateral for certain debt (see Note 5).

Unamortized Costs in Excess of Net Assets of Acquired Companies

     The following is a summary of the components of unamortized costs in excess of net assets of acquired companies (in thousands):
                                                         Year-End
                                                -------------------------
                                                  1998            1999
                                                  ----            ----

      Costs in excess of net assets of
        acquired companies (Note 3).............$ 355,482       $ 360,101
      Less accumulated amortization.............   87,267          98,435
                                                ---------       ---------
                                                $ 268,215       $ 261,666
                                                =========       =========

Trademarks

     The following is a summary of the components of trademarks (in thousands):

                                                        Year-End
                                                  ---------------------
                                                     1998       1999
                                                     ----       ----

      Trademarks..................................$ 286,231  $ 286,319
      Less accumulated amortization...............   24,325     35,202
                                                  ---------  ---------
                                                  $ 261,906  $ 251,117
                                                  =========  =========

     Substantially all trademarks are pledged as collateral for certain debt (see Note 5).

Other Intangible Assets

     The following is a summary of the components of other intangible assets (in thousands):
                                                       Year-End
                                                ---------------------
                                                   1998        1999
                                                   ----        ----

      Distribution rights.......................$     306   $  28,027
      Non-compete agreements....................    5,214       7,661
      Other   ..................................      922       2,901
                                                ---------   ---------
                                                    6,442      38,589
      Less accumulated amortization.............    5,483       7,078
                                                ---------   ---------
                                                $     959   $  31,511
                                                =========   =========
Deferred Costs and Other Assets

     The following is a summary of the components of deferred costs and other assets (in thousands):

                                                          Year-End
                                                   --------------------
                                                      1998         1999
                                                      ----         ----

      Deferred financing costs.....................$ 26,948    $ 30,640
      Less accumulated amortization of
        deferred financing costs...................  15,208       3,588
                                                   --------    --------
                                                     11,740      27,052
      Other   .....................................  12,164       9,439
                                                   --------    --------
                                                   $ 23,904    $ 36,491
                                                   ========    ========

Accrued Expenses

     The following is a summary of the components of accrued expenses (in thousands):

                                                          Year-End
                                                     ------------------
                                                       1998       1999
                                                       ----       ----

      Accrued interest..............................$  19,166  $ 20,965
      Accrued promotions............................   14,922    19,560
      Accrued compensation and related benefits.....   13,328    18,896
      Accrued production contract losses (a)........    4,639     3,251
      Other   ......................................   29,393    27,901
                                                    ---------  --------
                                                    $  81,448  $ 90,573
                                                    =========  ========
     -----------

     (a) Represents obligations related to the portion of those long-term production contracts with co-packers, assumed in connection with the Snapple Acquisition, which the Company does not anticipate utilizing based on projected future volumes. The decrease in this accrual during 1999 was due to obligations paid during such year.

     (5)  Long-Term Debt

      Long-term debt consisted of the following (in thousands):

                                                               Year-End
                                                          ------------------
                                                          1998         1999
                                                          ----         ----

      Credit facility term loans bearing interest
          at a weighted average rate of 9.03% at
          January 2, 2000...............................$     --    $ 470,088
      10 1/4% senior subordinated notes due 2009........      --      300,000
      9 3/4% senior secured notes refinanced in 1999....  275,000         --
      Former Beverage Credit Agreement term loans
          refinanced in 1999............................  284,333         --
      Other.............................................   11,322       8,672
                                                        ---------   ---------
             Total debt.................................  570,655     778,760
             Less amounts payable within one year.......    9,678      41,894
                                                        ---------   ---------
                                                        $ 560,977   $ 736,866
                                                        =========   =========

     Aggregate annual maturities of long-term debt, including capitalized lease obligations, were as follows as of January 2, 2000 (in thousands):

     2000................................................... $  41,894
     2001...................................................    10,063
     2002...................................................    12,175
     2003...................................................    14,247
     2004...................................................    14,756
     Thereafter.............................................   685,625
                                                             ---------
                                                             $ 778,760
                                                             =========

     On February 25, 1999 Triarc Consumer Products Group and Triarc Beverage Holdings issued $300,000,000 principal amount of 10 1/4% senior subordinated notes due 2009 (the "Notes") and Snapple, Mistic, Stewart's, RC/Arby's and Royal Crown concurrently entered into an agreement (the "Credit Agreement") for a $535,000,000 senior bank credit facility (the "Credit Facility") consisting of a $475,000,000 term facility, all of which was borrowed as three classes of term loans (the "Term Loans") on February 25, 1999, and a $60,000,000 revolving credit facility (the "Revolving Credit Facility") which provides for borrowings (the "Revolving Loans") by Snapple, Mistic, Stewart's, RC/Arby's or Royal Crown. There were no borrowings under the Revolving Credit Facility in 1999. The Company utilized the aggregate net proceeds of these borrowings to (1) repay on February 25, 1999 the $284,333,000 outstanding principal amount of the term loans under the Former Beverage Credit Agreement and $1,503,000 of related accrued interest, (2) redeem (the "Redemption") on March 30, 1999 the $275,000,000 of borrowings under the RC/Arby's 9 3/4% senior notes due 2000 (the "9 3/4% Senior Notes") and pay $4,395,000 of related accrued interest and $7,662,000 of redemption premium, (3) acquire Millrose (see Note 3) for $17,491,000, (4) pay fees and expenses of $28,657,000 relating to the issuance of the Notes and the consummation of the Credit Facility (the "Refinancing Transactions") and (5) pay one-time distributions, including dividends, to Triarc Parent of the remaining net proceeds from the above borrowings and all the Company's cash and cash equivalents then on hand in excess of approximately $2,000,000, which was retained by the Company for working capital purposes. An additional $1,843,000 of fees and expenses were paid by Triarc Parent on behalf of the Company and contributed to the Company (see Note 18). The aggregate fees and expenses of $30,500,000 relating to the issuance of the Notes and the consummation of the Credit Facility consist of $15,211,000 of fees and expenses, including commitment fees, paid to the lenders under the Credit Facility, $9,720,000 of fees paid to the underwriters of the Notes, $4,185,000 of legal, auditing and accounting fees, $809,000 of printing fees and $575,000 of other fees. The one-time distributions paid to Triarc Parent consisted of $91,420,000 paid on February 25, 1999 and $124,108,000 paid on March 30, 1999 following the Redemption, and included aggregate dividends of $204,746,000. As a result of the repayment prior to maturity of the borrowings under the Former Beverage Credit Agreement and the Redemption, the Company recognized an extraordinary charge during 1999 of $11,772,000 (see Note 15).

     The stated interest rate on the Notes is 10 1/4%. However, on August 25, 1999 a temporary increase in the interest rate by 1/2% to 10 3/4% became effective because a registration statement (the "Registration Statement") covering resales by holders of the Notes had not been declared effective by the Securities and Exchange Commission (the "SEC") by August 24, 1999. The Registration Statement was declared effective on December 23, 1999 and on January 28, 2000 the Company completed an exchange offer (the "Exchange Offer") which, collectively, permitted the Notes to be publicly traded. Upon the completion of the Exchange Offer, the annual interest rate on the Notes reverted to the original 10 1/4%. The Notes mature in 2009 and do not require any amortization of principal prior thereto. However, under the indenture pursuant to which the Notes were issued, the Notes are redeemable at the option of the Company at amounts commencing at 105.125% of principal beginning February 2004 decreasing annually to 100% in February 2007 through February 2009. In addition, should the Company consummate a permitted public equity offering or receive proceeds from a public equity offering by Triarc Parent, the Company may at any time prior to February 2002 redeem up to $105,000,000 of the Notes at 110.25% of principal amount with the net proceeds of such public offering.

     Borrowings under the Credit Facility bear interest, at the Company's option, at rates based on either the 30, 60, 90 or 180-day London Interbank Offered Rate ("LIBOR") (ranging from 5.82% to 6.13% at January 2, 2000) or an alternate base rate (the "ABR"). The ABR (8 1/2% at January 2, 2000) represents the higher of the prime rate or 1/2% over the Federal funds rate. The interest rates on LIBOR-based loans are reset at the end of the period corresponding with the duration of the LIBOR selected. The interest rates on ABR-based loans are reset at the time of any change in the ABR. Revolving Loans and one class of the Term Loans with $43,312,000 outstanding as of January 2, 2000 (the "Term A Loans") currently bear interest at 3% over LIBOR or 2% over ABR. The other two classes of Term Loans with $124,063,000 and $302,713,000 outstanding as of January 2, 2000 (the "Term B Loans" and "Term C Loans," respectively) bear interest at 3 1/2% and 3 3/4% over LIBOR, respectively, and 2 1/2% and 2 3/4%, respectively, over ABR. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventories. At January 2, 2000 there was $51,099,000 of borrowing availability under the Revolving Credit Facility in accordance with limitations due to such borrowing base.

     The Company must make mandatory annual prepayments in an amount, if any, currently equal to 75% of excess cash flow, as defined in the Credit Agreement. Such mandatory prepayments will be applied on a pro rata basis to the remaining outstanding balances of each of the three classes of the Term Loans except that any lender that has Term B Loans or Term C Loans outstanding may elect not to have its pro rata share of such loans repaid. Any amount prepaid and not applied to Term B Loans or Term C Loans as a result of such election would be applied first to the outstanding balance of the Term A Loans and second to any outstanding balance of Revolving Loans, with any remaining amount being returned to the Company. In connection therewith, a $28,349,000 prepayment will be required in the second quarter of 2000 in respect of the year ended January 2, 2000 and, accordingly, such amount is included in "Current portion of long-term debt" in the accompanying consolidated balance sheet as of January 2, 2000. After consideration of the effect of this excess cash flow prepayment and assuming lenders of Term B Loans and Term C Loans elect to accept their pro rata share of such prepayment, the Term Loans would be due $36,200,000 in 2000 including the estimated excess cash flow prepayment, $9,875,000 in 2001, $11,995,000 in 2002, $14,117,000 in 2003, $14,645,000 in 2004, $88,528,000 in
2005, $228,249,000 in 2006 and $66,479,000 in 2007 and any Revolving Loans would be due in full in March 2005. Such maturities will change if the Company is required to make any future excess cash flow payments. Pursuant to the Credit Agreement the Company can make voluntary prepayments of the Term Loans. As of March 10, 2000 no such voluntary prepayments had been made. However, if the Company makes voluntary prepayments of the Term B and Term C Loans it will incur prepayment penalties of 1.0% and 1.5%, respectively, of any future amount of such Term Loans repaid through February 25, 2001.

     Under the Credit Agreement, substantially all of the Company's assets, other than cash and cash equivalents, are pledged as security. In addition, the Company's obligations with respect to (1) the Notes are guaranteed (the "Note Guarantees") by Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and (2) the Credit Facility are guaranteed (the "Credit Facility Guaranty") by Triarc Consumer Products Group, Triarc Beverage Holdings and substantially all of the domestic subsidiaries of Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's. As collateral for the Credit Facility Guaranty, all of the stock of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged. The Note Guarantees are full and unconditional, are on a joint and several basis and are unsecured. As a result of such guarantees, condensed consolidating financial statements of the Company are presented in Note 21 which depict, in separate columns, the parent companies of each of the issuers of the Notes (Triarc Consumer Products Group, which as previously indicated was formed January 15, 1999, and Triarc Beverage Holdings), those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total. Separate financial statements of the guarantor subsidiaries are not presented because the Company's management has determined that they would not be material to investors.

     The Company's debt agreements contain various covenants which (1) require periodic financial reporting, (2) require meeting financial amount and ratio tests, (3) limit, among other matters (a) the incurrence of indebtedness, (b) the retirement of certain debt prior to maturity, (c) investments, (d) asset dispositions and (e) affiliate transactions other than in the normal course of business, and (4) restrict the payment of dividends to Triarc Parent. Under the most restrictive of such covenants, the Company would not be able to pay any dividends or make any loans or advances to Triarc Parent other than the aforementioned one-time distributions, including dividends, paid to Triarc Parent in connection with the Refinancing Transactions. As of January 2, 2000 the Company was in compliance with all of such covenants.

(6)  Fair Value of Financial Instruments

     The Company has the following financial instruments for which the disclosure of fair values is required: cash and cash equivalents, accounts receivable and payable, accrued expenses, due to Triarc Parent and long-term debt. The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and due to Triarc Parent approximated fair value due to the short-term maturities of such assets and liabilities. The carrying amount of accounts receivable approximated fair value due to the related allowance for doubtful accounts. The carrying amounts and fair values of long-term debt (see
Note 5) were as follows (in thousands):



                                                                                         Year-End
                                                                  ----------------------------------------------------
                                                                              1998                       1999
                                                                  --------------------------  ------------------------
                                                                     Carrying           Fair       Carrying      Fair
                                                                       Amount          Value       Amount       Value
                                                                       ------          -----       ------       -----

      Credit Facility term loans..................................$       --     $       --   $    470,088  $  470,088
      Notes   ....................................................        --             --        300,000     287,250
      9 3/4% Senior Notes.........................................    275,000        278,000           --          --
      Former Beverage Credit Agreement............................    284,333        284,333           --          --
      Other long-term debt .......................................     11,322         11,764         8,672       8,754
                                                                  -----------    -----------  ------------  ----------
                                                                  $   570,655    $   574,097  $    778,760  $  766,092
                                                                  ===========    ===========  ============  ==========



     The fair values of the term loans under the Credit Agreement and the Former Beverage Credit Agreement approximated their carrying values due to the relatively frequent resets of their floating interest rates. The fair values of the Notes and the 9 3/4% Senior Notes are based on quoted market prices. The fair values of all other long-term debt were either (1) determined by discounting the future scheduled payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations or (2) assumed to reasonably approximate their carrying amounts since the remaining maturities are relatively short-term or the carrying amounts of such debt are relatively insignificant.

(7) Income Taxes

     As discussed in Note 1, the Company is included in the consolidated Federal income tax return of Triarc Parent. Pursuant to former tax-sharing agreements (the "Former Tax-Sharing Agreements") between Triarc Parent and each of Triarc Beverage Holdings (including Stewart's effective August 15, 1998), RC/Arby's and Stewart's (through August 15, 1998) through January 3, 1999 and a revised tax sharing agreement (the "Revised Tax-Sharing Agreement) between Triarc Parent and the Company effective January 4, 1999, the Company provides for Federal income taxes on the same basis as if separate consolidated returns for Triarc Beverage Holdings, RC/Arby's and Cable Car were filed through January 3, 1999 and a separate consolidated return for the Company was filed commencing January 4, 1999. As of January 3, 1999 and January 2, 2000, there were no taxes currently payable since until January 2, 2000 the Company was in a net operating loss carryforward position.

     The income (loss) before income taxes and extraordinary charges consisted of the following components (in thousands):

                                    1997        1998           1999
                                    ----        ----           ----

      Domestic..................$ (24,807)  $    55,050    $   46,910
      Foreign...................      679           221           240
                                ---------   -----------    ----------
                                $ (24,128)  $    55,271    $   47,150
                                =========   ===========    ==========


      The benefit from (provision for) income taxes consisted of the following components (in thousands):

                                             1997        1998          1999
                                             ----        ----          ----
      Current:
         Federal.........................$  (3,646)  $   (11,695)   $     (55)
         State...........................   (1,051)       (2,665)      (3,416)
         Foreign.........................     (805)         (457)        (409)
                                         ---------   -----------    ---------
                                            (5,502)      (14,817)      (3,880)
                                         ----------  -----------    ---------
      Deferred:
         Federal.........................    9,722        (8,407)     (16,793)
         State...........................      922        (2,060)        (999)
                                         ---------   -----------    ---------
                                            10,644       (10,467)     (17,792)
                                         ---------   -----------    ---------
              Total......................$   5,142   $   (25,284)   $ (21,672)
                                         =========   ===========    =========

     The current deferred income tax benefit and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

                                                                                                 Year-End
                                                                                          -----------------------
                                                                                            1998          1999
                                                                                            ----          ----
      Current deferred income tax benefit:
          Accrued employee benefit costs............................................      $   3,363    $    5,843
          Glass front vending machines written off by Quaker........................          2,925         2,925
          Allowance for doubtful accounts...........................................          2,340         2,374
          Inventory obsolescence reserves...........................................          1,210           946
          Accrued production contract losses........................................          1,320           778
          Closed facilities reserves................................................          1,371           630
          Accrued interest relating to income tax matters...........................          1,123           --
          Accrued lease payments for equipment transferred to RTM...................          1,082            15
          Other, net................................................................          4,200         2,911
                                                                                          ---------     ---------
                                                                                             18,934        16,422
                                                                                          ---------     ---------
     Non-current deferred income tax benefit (liability):
         Trademarks basis differences..............................................        (55,038)      (55,565)
         Reserve for income tax contingencies and other tax matters, net...........         (4,221)       (2,573)
         Federal net operating loss carryforwards and excess income tax
           payments under tax-sharing agreements ..................................         39,518           --
         Depreciation and other properties basis differences.......................          3,978         4,590
         Other intangible assets basis differences.................................           (924)       (6,812)
         Deferred franchise fees...................................................          2,108         2,376
         Other, net................................................................          5,406         1,304
                                                                                         ---------    -----------
                                                                                            (9,173)      (56,680)
                                                                                         ---------    -----------
                                                                                         $   9,761    $  (40,258)
                                                                                         =========    ===========



     The increase in the net deferred income tax benefit (liability) from a net benefit of $9,761,000 at January 3, 1999 to a net liability of $40,258,000 at January 2, 2000, or a change of $50,019,000, differs from the provision for deferred income taxes of $17,792,000 for 1999. Such difference is principally due to the transfer of $32,719,000 of deferred income tax benefits to Triarc Parent (see below).


     The Revised Tax-Sharing Agreement provides that the Company would continue to receive benefit for deferred tax assets aggregating $39,518,000 as of January 3, 1999 associated with then existing Federal net operating loss carryforwards and excess Federal income tax payments made in accordance with the Former
Tax-Sharing Agreements. However, Triarc Parent had the right to cause the effective transfer of any unutilized benefits from the Company to Triarc Parent, but only to the extent any such transfer would not result in non-compliance with the minimum net worth covenant of the Credit Agreement. During 1999, the Company generated an additional $6,339,000 of such benefits as a result of the extraordinary charges from the early extinguishment of debt (see Note 15). In accordance with the Revised Tax-Sharing Agreement, during 1999 the Company utilized $13,138,000 of such benefits to offset income taxes otherwise payable on its pre-tax income before extraordinary charges and transferred the remaining $32,719,000 of such deferred tax benefits to Triarc Parent as if such transfer were a distribution from the Company to Triarc Parent. In accordance therewith, the Company recorded a charge to "Accumulated deficit" and a credit to "Deferred income taxes" of $32,719,000. As of January 2, 2000, the Company no longer has any net operating loss carryforward benefits available to it under the Revised Tax Sharing Agreement.

     The difference between the reported benefit from (provision for) income taxes and the tax benefit (provision) that would result from applying the 35% Federal statutory rate to the income or loss before income taxes and extraordinary charges is reconciled as follows (in thousands):



                                                                                1997         1998          1999
                                                                                ----         ----          ----

   Income tax benefit (provision) computed at Federal
       statutory rate...................................................    $    8,445    $  (19,345)  $  (16,502)
   (Increase) decrease in Federal tax provision resulting from:
          Amortization of non-deductible Goodwill ......................        (2,471)       (3,138)      (3,217)
          State income taxes, net of Federal income tax effect .........           (84)       (3,071)      (2,870)
          Foreign tax rate in excess of United States Federal
             statutory rate and foreign withholding taxes, net
             of Federal income tax benefit..............................          (433)         (247)        (212)
          Reversal of provision for income tax contingencies............            --            --        1,500
          Other non-deductible, net.....................................          (315)          517         (371)
                                                                            ----------    ----------   ----------
                                                                            $    5,142    $  (25,284)  $  (21,672)
                                                                            ==========    ==========   ==========


     The Federal income tax returns of Triarc Parent and its subsidiaries, including RC/Arby's, have been examined by the Internal Revenue Service (the "IRS") for the tax years from 1989 through 1992 (the "1989 through 1992 Examination"). Prior to 1999 Triarc Parent resolved and settled certain issues with the IRS regarding such audit and in July 1999 Triarc Parent resolved all remaining issues. In connection therewith, the Company paid $4,576,000 during 1997, of which $2,426,000 was the amount of tax due and $2,150,000 was interest thereon, and no further payments are required. Such amounts were charged to reserves principally provided in prior years. The IRS has tentatively completed its examination of the Federal income tax returns of Triarc Parent and its subsidiaries, including RC/Arby's, for the year ended April 30, 1993 and transition period ended December 31, 1993 (the "1993 Examination"). In connection therewith and subject to final processing and approval by the IRS, Triarc Parent has received notices of proposed adjustments, of which $722,000 would increase the taxable income relating to RC/Arby's, resulting in additional taxes and accrued interest payable of $434,000 under the Company's tax sharing agreement with Triarc Parent. Such additional taxes and accrued interest have been provided for in connection with income tax and related interest contingency reserves established in prior years. During each of 1997 and 1998 the Company provided $1,000,000 included in "Interest expense" relating to such examinations and other tax matters. As a result of the settlement of the 1989 through 1992 Examinations and the tentative completion of the 1993 Examinations, the Company determined that it had excess income tax reserves and interest accruals of $1,500,000 and $2,828,000, respectively, and, accordingly, released such amounts in 1999. The adjustment to the income tax reserves were reported as a reduction of the provision for income taxes of $1,500,000 and the adjustments to interest accruals were reported as a reduction of "Interest expense" of $2,828,000.

(8)  Redeemable Preferred Stock

     On May 22, 1997 Triarc Beverage Holdings issued 75,000 shares of its redeemable cumulative convertible preferred stock, $1.00 par value (the "Redeemable Preferred Stock") to Triarc Parent for $75,000,000. On August 21, 1997 each of the 75,000 outstanding shares of Redeemable Preferred Stock was converted into 1/100 of a share as a result of a 1:100 reverse stock split, resulting in 750 issued and outstanding shares of Redeemable Preferred Stock. On February 23, 1999 Triarc Parent contributed the Redeemable Preferred Stock to Triarc Consumer Products Group. The Redeemable Preferred Stock bore a cumulative annual dividend of 10% on stated value compounded annually for any undeclared dividends, payable in cash or additional shares of Redeemable Preferred Stock, if declared by, and at the option of, the Company. The cumulative dividends not declared or paid of $4,604,000, $7,983,000 and $1,192,000 for 1997, 1998 and
1999 (through February 23, 1999), respectively, were accounted for as increases in "Redeemable preferred stock" with offsetting charges to "Contributed capital" since payment of the dividends was not solely in the control of the Company. As a result of the contribution of the Redeemable Preferred Stock to Triarc
Consumer Products Group the Company credited the $88,779,000 carrying value of such stock, reflecting the cumulative unpaid dividends of $13,779,000 through February 23, 1999, to member's deficit.

(9)  Member's Deficit

     Triarc Beverage Holdings adopted the Triarc Beverage Holdings Corp. 1997 Stock Option Plan (the "Triarc Beverage Plan") in 1997 which provides for the grant of options to purchase shares of Triarc Beverage Holdings' common stock (the "Triarc Beverage Common Stock") to key employees, officers, directors and consultants of Triarc Beverage Holdings, Triarc Parent and their affiliates. The Triarc Beverage Plan provides for a maximum of 150,000 shares of Triarc Beverage Common Stock to be issued upon the exercise of stock options and there remain 2,050 shares available for future grants under the Triarc Beverage Plan as of January 2, 2000. A summary of changes in outstanding stock options under the Triarc Beverage Plan is as follows:

                                                                                                      Weighted Average
                                                              Options             Option Price          Option Price
                                                              -------             ------------          ------------
      Granted during 1997...................................    76,250               $147.30                $147.30
                                                            ----------
      Outstanding at December 28, 1997......................    76,250               $147.30                $147.30
      Granted during 1998...................................    72,175               $191.00                $191.00
      Terminated during 1998................................    (3,000)              $147.30                $147.30
                                                            ----------
      Outstanding at January 3, 1999........................   145,425         $147.30 and $191.00          $168.99
      Changes in options relating to equitable
        adjustments of option prices during 1999
        discussed below:
           Cancellation    .................................  (144,675)        $147.30 and $191.00          $169.10
           Reissuance      .................................   144,675         $107.05 and $138.83          $122.90
      Granted during 1999...................................     4,850               $311.99                $311.99
      Exercised during 1999.................................      (500)              $107.05                $107.05
      Terminated during 1999................................    (2,325)         $107.05 - $311.99           $170.72
                                                            ----------
      Outstanding at January 2, 2000........................   147,450          $107.05 - $311.99           $128.55
                                                            ==========
      Exercisable at January 2, 2000........................    47,723         $107.05 and $138.83          $123.07
                                                            ==========



     Stock options are granted at fair value at the date of grant as determined by independent appraisals. The weighted average grant date fair value of the options granted during 1997 and 1998 was $50.75 and $60.01, respectively. The weighted average grant date fair value of the options granted during 1999 was $222.69 for the 144,675 reissued options and $102.75 for the 4,850 granted options. Stock options have maximum terms of ten years and generally vest ratably over periods approximating three years. However, the options reissued (see below) in 1999 vest or vested ratably on July 1 of 1999, 2000 and 2001.

     The following table sets forth information relating to stock options outstanding and exercisable at January 2, 2000:

                                                                Stock Options
                    Stock Options Outstanding                  Exercisable and
          -------------------------------------------------
                           Outstanding at       Weighted        Outstanding at
                              Year-End        Average Years       Year-End
          Option Price          1999            Remaining            1999
          ------------          ----            ---------            ----
         $    107.05             71,000            7.6               23,667
         $    138.83             72,175            8.5               24,056
         $    311.99              4,275            9.4                 --
                             ----------                          ----------
                                147,450            8.1               47,723
                             ==========                          ==========

     The Triarc Beverage Plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. The exercise prices of the options granted in 1997 and 1998 were equitably adjusted in 1999 to adjust for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets from Triarc Beverage Holdings to Triarc Parent, partially offset by the effect of the contribution of Stewart's to Triarc Beverage Holdings effective May 17, 1999. The exercise prices of the options granted in 1997 and 1998 were equitably adjusted from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment (the "Cash Payment") of $51.34 and $39.40 per share, respectively, is due to the option holder following the exercise of the stock options and either (1) the sale by the option holder to the Company of shares of Triarc Beverage Common Stock received upon the exercise of the stock options or
(2) the consummation of an initial public offering of Triarc Beverage Common Stock (collectively, the "Cash Payment Events"). The Company is responsible for the Cash Payment to its employees who are option holders and Triarc Parent is responsible for the Cash Payment to its employees who are option holders either directly or through reimbursement to the Company. As disclosed in Note 1, the Company accounts for stock options in accordance with the intrinsic value method. In accordance therewith, the equitable adjustment, exclusive of the Cash Payment, is considered a modification to the terms of existing options. For purposes of disclosure, including the determination of the pro forma compensation expense set forth below, the equitable adjustment is reflected in accordance with the fair value method whereby it results in the deemed cancellation of existing options and the reissuance of new options. See Note 10 for disclosure of the compensation expense being recognized ratably over the vesting period of the stock options for such cash to be paid. No compensation expense will be recognized for the changes in the exercise prices of the outstanding options because such modifications to the options did not create a new measurement date under the intrinsic value method.

     In 1995 the Company granted the syndicated lending bank in connection with a former bank facility of Mistic and two senior officers of Mistic stock appreciation rights (the "Mistic Rights") for the equivalent of 3% and 9.7%, respectively, of Mistic's outstanding common stock plus the equivalent shares represented by such stock appreciation rights. The Mistic Rights granted to the syndicating lending bank were immediately vested and of those granted to the senior officers, one-third vested over time and two-thirds vested depending on Mistic's performance. The Mistic Rights provided for appreciation in the per-share value of Mistic common stock above a base price of $28,637 per share, which was equal to the price per share paid by Triarc Parent at the time of the Mistic acquisition in 1995. The value of the Mistic Rights granted to the syndicating lending bank was recorded as deferred financing costs. The Company recognized periodically the estimated increase or decrease in the value of the Mistic Rights; such amounts were not significant to the Company's consolidated results of operations in 1997. In connection with the refinancing of the former Mistic bank facility in May 1997, the Mistic Rights granted to the syndicating lending bank were repurchased by the Company for $492,000; the $177,000 excess of such cost over the then recorded value of such rights of $315,000 was recorded as "Interest expense" during 1997. In addition, the Mistic Rights granted to the two senior officers were canceled in 1997 in consideration for, among other things, their participation in the Triarc Beverage Plan. Since the estimated per-share value of the Mistic common stock at the time of such cancellation was lower than the base price of the Mistic Rights, no income or expense was required to be recorded as a result of such cancellation.

     The Company has not recognized any compensation expense for the stock options granted since it accounts for stock options in accordance with the intrinsic value method. Had compensation cost for such option grants, including those options granted to employees of Triarc Parent and affiliates, been determined in accordance with the fair value method, the Company's pro forma net income (loss) for 1997, 1998 and 1999 would have been $(22,264,000), $28,277,000 and $9,568,000, respectively. Such pro forma net income (loss) adjusts the net income (loss) as set forth in the accompanying consolidated statements of operations to reflect (1) compensation expense for all stock option grants, including those options reissued in 1999 as a result of equitable adjustments of option prices, based on the fair value method and (2) the income tax effects thereof. The fair values of stock options granted on the date of grant were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk-free interest rate of 6.22%, 5.54% and 5.69% for the 1997, 1998 and 1999 grants, respectively, (2) expected option life of 7 years, 7 years and 5.7 years, respectively and (3) dividends would not be paid. Since the Triarc Beverage Common Stock is not publicly traded, volatility was not applicable. The weighted average expected option life of 5.7 years for the 1999 grants has been adjusted to reflect the remaining expected life of the 144,675 reissued options for which the original vesting dates were not changed. The above 1999 pro forma amounts may not be representative of the effects on net income in 2000 because of the combined effect of there being no option grants prior to 1997 when the plan was adopted and the approximate three-year vesting period.

(10) Capital Structure Reorganization Related Charge

     As disclosed in Note 9, the Company must make cash payments of $51.34 and $39.40 per share for stock options granted in 1997 and 1998, respectively, upon the Cash Payment Events. The capital structure reorganization related charge of $3,348,000 in 1999 represents the vested portion as of January 2, 2000 of the aggregate maximum $4,076,000 cash payments to be paid by the Company to its employees who are option holders and recognized over the full vesting period assuming all remaining outstanding stock options either have vested or will become vested, net of credits for forfeitures of non-vested stock options of terminated employees.

(11) Charges (Credit) Related to Post-Acquisition Transition, Integration and Changes to Business Strategies

     The 1997 charges related to post-acquisition transition, integration and changes to business strategies are attributed to the Snapple Acquisition and the Stewart's Acquisition during 1997 and consisted of the following (in thousands):



      Non-cash charges:
         Write down glass front vending machines based on the Company's change in estimate of their value considering the Company's plans for their future use (a)........................... $  12,557
         Provide additional reserves for doubtful accounts related to Snapple ($2,254) and the effect of the Snapple Acquisition ($975) on collectibility of a receivable from MetBev, Inc., an affiliate, based on the Company's change in estimate of the related
           write-off to be incurred (b)......................................................................     3,229
      Cash obligations:
         Provide additional reserves for legal matters based on the Company's change in Quaker's estimate of the amounts required reflecting the Company's plans and estimates of costs to
           resolve such matters (c)..........................................................................     6,697
         Provide for certain costs in connection with the successful consummation of the Snapple
           Acquisition and the Mistic refinancing in connection with entering into the Former
           Beverage Credit Agreement(d)......................................................................     4,000
         Provide for fees paid to Quaker pursuant to a transition services agreement (e) ....................     2,819
         Provide for the portion of promotional expenses relating to the period of 1997 prior to the
           Snapple Acquisition as a result of the Company's then current operating expectations (f)..........     2,510
         Provide for costs, principally for independent consultants, incurred in connection with the
           conversion of Snapple to the Company's operating and financial information systems (g)............     1,603
         Sign-on bonus related to the Stewart's Acquisition..................................................       400
                                                                                                             ----------
                                                                                                             $   33,815
                                                                                                             ==========




     (a) During Quaker's ownership of Snapple, the glass front vending machines were held for sale to distributors and, accordingly, were carried at their estimated net realizable value. During the business transition following the Snapple Acquisition, the Company became aware that these machines were frequently unreliable in the field. The Company made the decision to correct the mechanical defects in the machines and to allow distributors to use the machines at locations chosen by them, without the cost of purchasing them. By deciding to no longer sell the glass front vending machines, the Company will not recover from its customers the value of the machines acquired in the Snapple Acquisition. Accordingly, because the Company expects no specific identifiable future cash flows, in 1997 the Company wrote off an amount representing the excess of the carrying value of the machines over their estimated scrap value given the Company's decision described above.

     (b) In the transition following the Snapple Acquisition, the Company decided that, in order to improve relationships with customers, it would not actively seek to collect certain past due balances, disputed amounts or amounts that were not sufficiently supportable, and provided additional reserves for doubtful accounts of $2,254,000. The Company's soft drink concentrate segment sold finished products through MetBev, Inc. ("MetBev"), a distributor in the New York metropolitan area in which the Company owns a 44.7% voting interest. Prior to the Snapple Acquisition, the MetBev business was sold to a competitor of Snapple. When the Company acquired Snapple, it recognized that its efforts to rebuild Snapple would have a severe competitive effect on the acquiror of the MetBev business. The Company acquired Snapple with the intent that Snapple would regain market share it had lost in the New York metropolitan area. As a result of the Snapple Acquisition and the Company's business strategy, the Company concluded that the remaining $975,000 receivable from MetBev would more likely than not become uncollectible.

     (c) In the transition following the Snapple Acquisition, the Company decided that, in order to improve relationships with customers and reverse Snapple's sales decline, it would attempt to settle as many of the legal matters pending at the time of the Snapple Acquisition, in particular the Rhode Island Beverages Matter described below, as quickly as possible. Accordingly, the Company provided $6,697,000 representing the excess of the Company's estimate to settle such claims over the existing reserves established by Quaker as of the date of the Snapple Acquisition.

          The Company, through its ownership of Snapple, owned 50% of the stock of Rhode Island Beverage Packing Company, L.P. ("Rhode Island Beverages") prior to its disposition in February 1998. Snapple and Quaker were defendants in a breach of contract case filed in April 1997 by Rhode Island Beverages prior to the Snapple Acquisition (the "Rhode Island Beverages Matter"). The Rhode Island Beverages Matter was settled in February 1998 and in accordance therewith the Company surrendered (1) its 50% investment in Rhode Island Beverages ($550,000) and (2) certain properties ($1,202,000) and paid Rhode Island Beverages $8,230,000. The settlement amounts were fully provided for in a combination of (1) $6,530,000 of the $6,697,000 of legal reserves described above, (2) $3,321,000 of reserves for losses in long-term production contracts established in the Snapple Acquisition purchase accounting and (3) $131,000 of an accrual related to the Rhode Island Beverages long-term production contract included in historical liabilities at the date of the Snapple Acquisition (see
          Note 3).

     (d) In connection with the Snapple Acquisition and the related refinancing of the debt of Mistic, Snapple and Mistic paid a $4,000,000 fee to Triarc Parent on May 22, 1997 in order to compensate Triarc Parent for its recurring indirect costs incurred while providing assistance in consummating these transactions.

     (e) During the transition following the Snapple Acquisition, the Company paid $2,819,000 to Quaker in return for Quaker providing certain operating and accounting services for Snapple for a six-week period in accordance with the terms of a transition services agreement. Quaker performed these services while the Company transitioned the records, operations and management to the Company and its systems.

     (f) In the transition following the Snapple Acquisition, the Company decided that, in order to improve relationships with customers, the Company would not pursue collection of the many questionable claimed promotional credits and recognized within "Charges (credit) related to post-acquisition transition, integration and changes to business strategies" the $2,510,000 of promotional costs in June 1997 which were in excess of the high end of the range of the Company's expectations for promotional costs.

     (g) In the transition following the Snapple Acquisition, the Company recognized $1,603,000 of costs incurred to engage various consultants to help the Company plan for the related systems and business procedure modifications necessary in order to be able to manage the Snapple business.

     As of December 28, 1997 all cash obligations had been liquidated other than $6,697,000 of the additional reserves for legal matters, which were liquidated during the year ended January 3, 1999.

     The 1999 credit related to post-acquisition transition, integration and changes to business strategies of $549,000 resulted from changes in the estimated amount of the additional Snapple reserves for doubtful accounts originally provided during 1997 (see (b) above). As of January 2, 2000, all of the other additional reserves for doubtful accounts had been fully utilized to write off related receivables.

(12)  Facilities Relocation and Corporate Restructuring Charges (Credits)

     The components of facilities relocation and corporate restructuring charges (credits) in 1997 and 1999 and an analysis of related activity in the facilities relocation and corporate restructuring accrual are as follows (in thousands):



                                                                                        1997
                                                        -----------------------------------------------------------------
                                                          Balance                          Write-off              Balance
                                                        January 1,                        of Related  Adjust-   December 28,
                                                         1997 (a)   Provision(b) Payments   Assets    ments (b)    1997
                                                         -------    ------------ --------   ------    ---------    ----

      Cash obligations:
         Employee severance and related
           termination costs associated with
              The sale of all company-owned
                 restaurants...........................$      --     $  4,897   $ (3,088) $    --   $     --   $  1,809
              The relocation of Royal Crown's
                 corporate headquarters................     2,028         500     (1,463)      --          (1)    1,064
              A Royal Crown plant closing..............       172         --        (173)      --           1       --
              Other....................................       --           29        (29)      --         --        --
         Employee relocation costs associated with
              The sale of all company-owned
                 restaurants...........................       --          700       (327)      --         --        373
              The relocation of Royal Crown's
                 corporate headquarters................       --          637       (894)      --         --       (257)
         Estimated costs related to the sublease of
           excess office space associated with
              The sale of all company-owned
                 restaurants...........................       382         --        (140)      --         (87)      155
              The relocation of Royal Crown's
                 corporate headquarters................       110         --         --        --         --        110
         Estimated costs other than severance of a
           Royal Crown plant closing...................       300         --        (128)      --        (172)      --
      Non-cash charges:
         Estimated write-off of equipment in
           connection with a Royal Crown plant
           closing.....................................       150         --         --       (143)        (7)      --
         Write-off of certain beverage distribution
           rights......................................       --          300        --       (300)       --        --
                                                       ----------    --------   --------  --------  ---------  --------
                                                       $    3,142    $  7,063   $ (6,242) $   (443) $    (266) $  3,254
                                                       ==========    ========   ========  ========  =========  ========





                                                                                                   1998
                                                                              ---------------------------------------------
                                                                                Balance                            Balance
                                                                             December 29,               Adjust-   January 3,
                                                                                 1997    Payments       ments (c)   1999
                                                                                 ----    --------       ---------   ----

      Cash obligations:
         Employee severance and related termination costs associated with
              The sale of all company-owned restaurants.......................$   1,809   $  (1,236)   $  --   $    573
              The relocation of Royal Crown's corporate headquarters..........    1,064        (601)      --        463
         Employee relocation costs associated with
              The sale of all company-owned restaurants.......................      373         (24)      (65)      284
              The relocation of Royal Crown's corporate headquarters..........     (257)        --        --       (257)
         Estimated costs related to the sublease of excess office
           space associated with
              The sale of all company-owned restaurants.......................      155         (53)     (102)      --
              The relocation of Royal Crown's corporate headquarters..........      110         --        --        110
                                                                              ---------   ---------    ------  --------
                                                                              $   3,254   $  (1,914)   $ (167) $  1,173
                                                                              =========   =========    ======  ========




                                                                                                1999
                                                                              -------------------------------------------
                                                                                Balance                          Balance
                                                                              January 3,                       January 2,
                                                                                 1999      Payments Credits (d)   2000
                                                                                 ----      -------- ----------    ----

      Cash obligations:
         Employee severance and related termination costs associated with
              The sale of all company-owned restaurants.......................$     573   $    (457)   $ (116) $    --
              The relocation of Royal Crown's corporate headquarters..........      463        (158)     (305)      --
         Employee relocation costs associated with
              The sale of all company-owned restaurants.......................      284         (97)     (187)      --
              The relocation of Royal Crown's corporate headquarters..........     (257)        --        257       --
         Estimated costs related to the sublease of excess office space associated with
              The relocation of Royal Crown's corporate headquarters..........      110         --       (110)      --
                                                                              ---------   ---------    ------  -------
                                                                              $   1,173   $    (712)   $ (461) $    --
                                                                              =========   =========    ======  =======
      -----------



      (a) The facilities relocation and corporate restructuring accrual as of January 1, 1997 resulted from the remaining balances from 1996 provisions and consisted principally of (1) employee severance costs associated with the 1997 termination of 35 headquarters employees, principally in finance and accounting, legal, marketing and human resources, in connection with the relocation (the "Royal Crown Relocation") of Royal Crown's corporate headquarters which were centralized with Triarc Beverage Holdings' offices in White Plains, New York and 5 operations employees at Royal Crown's Ohio production facility which was shut down, (2) estimated losses on planned subleases of surplus subsidiary headquarters and divisional office space principally for rent and common area maintenance costs for the estimated period the surplus space would remain unoccupied as a result of the then planned sale of company-owned restaurants and the Royal Crown Relocation and (3) the shutdown of Royal Crown's Ohio production facility (principally for (a) an estimated $150,000 write-off of obsolete steel drums used to send concentrate to bottlers and (b) estimated cash obligations principally for an estimated $150,000 for refurbishing the plant and $50,000 for the transfer of equipment to the Company's other soft drink concentrate plant).


      (b) The 1997 facilities relocation and corporate restructuring charges principally related to (1) employee severance and related termination costs associated with restructuring the restaurant segment in connection with the RTM Sale (see Note 3) and, to a much lesser extent, employee severance and related termination costs of three additional Royal Crown headquarters employees terminated in 1997, (2) employee relocation costs, which are expensed as incurred, associated with the RTM Sale and the Royal Crown Relocation and (3) the write-off of the remaining unamortized costs of certain beverage distribution rights reacquired in prior years and no longer being utilized by the Company as a result of the sale or liquidation of the assets and liabilities of MetBev. The severance and termination costs in the restaurant segment were as a result of the termination in 1997 of 54 employees principally in finance and accounting, owned restaurant operations, marketing and human resources as well as the president and chief executive officer of Arby's. Adjustments to the accrual for estimated costs related to the sublease of excess office space which were associated with the sale of company-owned restaurants resulted from subsequent favorable lease negotiations with the landlord for the divisional office space. Adjustments to the accrual for estimated costs of the Royal Crown plant closing resulted from lower than expected actual costs associated with the plant closing, specifically estimated costs for refurbishing the plant, compared with the costs originally estimated.

      (c) The 1998 adjustments principally relate to the sublease of excess office space associated with the RTM Sale which resulted from subsequent favorable lease negotiations with the landlord.

      (d) The 1999 facilities relocation and corporate restructuring credits principally relate to severance and related termination costs associated with the Royal Crown Relocation and the RTM Sale. Such adjustments aggregated $461,000 and resulted from relatively insignificant changes to the original estimates used in determining the related provisions for facilities relocation and corporate restructuring in 1996 and 1997 which aggregated $14,863,000.

(13)  Gain (Loss) on Sale of Businesses, Net

     The "Gain (loss) on sale of businesses, net" as reflected in the accompanying consolidated statements of operations was $(3,513,000), $5,016,000 and $(533,000) in 1997, 1998 and 1999, respectively. The loss in 1997 consisted of $4,089,000 of loss from the RTM Sale (see Note 3) less the $576,000 of recognized gain on the C&C Sale (see Note 3). The gain in 1998 consisted of (1) $4,702,000 of gain from the sale of Select Beverages, Inc. ("Select Beverages") (see below) and (2) $314,000 of additional recognition of deferred gain from the C&C Sale. The loss in 1999 consisted of an $889,000 reduction to the gain from the sale of Select Beverages recorded in 1998 (see below) less $356,000 of additional recognition of deferred gain from the C&C Sale.

     The Company owned 20% of Select Beverages until its sale on May 1, 1998. On May 1, 1998 the Company sold its interest in Select Beverages for $28,342,000, subject to certain post-closing adjustments. The Company recognized a pre-tax gain on the sale of Select Beverages during 1998 of $4,702,000, representing the excess of the net sales price over the Company's carrying value of the investment in Select Beverages and related estimated post-closing adjustments and expenses. During 1999 the Company recorded an $889,000 reduction to the gain from the sale of Select Beverages resulting from a post-closing adjustment to the purchase price higher than the adjustment originally estimated in determining the $4,702,000 gain recorded in 1998.

(14)  Other Income, Net

     Other income, net consisted of the following income (expense) components (in thousands):

                                                  1997        1998       1999
                                                  ----        ----       ----

      Interest income..........................$   1,671  $   3,754  $    5,340
      Gain on lease termination................      892        --          651
      Rental income............................      894        916         129
      Gain (loss) on sales of properties.......    1,008        502        (202)
      Equity in income (loss) of investees.....      862     (1,222)        --
      Other, net...............................      205      1,348         864
                                               ---------  ---------  ----------
                                               $   5,532  $   5,298  $    6,782
                                               =========  =========  ==========

    The equity in income (loss) of investees consists of the Company's equity in the income or loss of Select Beverages (see Note 13) and amortization of the excess of the Company's investment in Select Beverages over the underlying equity in its net assets in 1998 of $341,000 through the May 1998 sale of Select Beverages. The Company did not recognize any equity in the income of Rhode Island Beverages prior to the Company's surrendering such investment in February 1998 since at the date of the Snapple Acquisition the investment in Rhode Island Beverages, which was owned by Snapple, was expected to be surrendered in connection with the settlement of the Rhode Island Beverages Matter (see Note
11).

(15)  Extraordinary Charges

     The 1997 extraordinary charges resulted from the early extinguishment or assumption of (1) the Mortgage Notes and Equipment Notes assumed by RTM in connection with the RTM Sale (see Note 3) and (2) obligations under a former bank facility of Mistic refinanced in connection with entering into the Former Beverage Credit Agreement (see Note 5). The 1999 extraordinary charges resulted from the early extinguishment of (1) obligations under the Former Beverage Credit Agreement and (2) the 9 3/4% Senior Notes (see Note 5). The components of such extraordinary charges were as follows (in thousands):

                                                             1997        1999
                                                             ----        ----

      Write-off of previously unamortized deferred
         financing costs.................................$    4,839   $   10,792
      Payment of redemption premium......................        --        7,662
      Write-off of previously unamortized
         interest rate cap agreement costs ..............        --          146
                                                         ----------   ----------
                                                              4,839       18,600
      Income tax benefit.................................     1,885        6,828
                                                         ----------   ----------
                                                         $    2,954   $   11,772
                                                         ==========   ==========

(16)    Retirement and Other Benefit Plans

     On September 1, 1999 several of the Company's 401(k) defined contribution plans (the "Former Plans") merged into one existing 401(k) defined contribution plan of Triarc Parent (the "Plan" and, collectively with the Former Plans, the "Plans") in which the Company was also participating. The Plans cover or covered all of the Company's employees, upon the addition of Stewart's employees on May 1, 1998, who meet certain minimum requirements and elect to participate, excluding a limited number of employees working under certain union contracts. Under the provisions of the Plans, employees may contribute various percentages of their compensation ranging up to a maximum of 15%, subject to certain limitations. Effective September 1, 1999 the Plan provides for Company matching contributions at 50% of employee contributions up to the first 6% thereof. Prior thereto, the Plans provided for Company matching contributions at either (1) 50% of employee contributions up to the first 5% thereof or (2) 100% of employee contributions up to the first 3% thereof. In addition, the Plans provide or provided for annual Company profit-sharing contributions of a discretionary aggregate amount to be determined by the employer. In connection with both of these employer contributions, the Company provided as compensation expense $1,181,000, $1,470,000 and $1,756,000 in 1997, 1998 and 1999, respectively.

     The Company maintains a defined benefit plan for eligible employees through December 31, 1988 of certain subsidiaries, benefits under which were frozen in 1992. The net periodic pension cost for 1997, 1998 and 1999, as well as the accrued pension cost as of January 3, 1999 and January 2, 2000, were insignificant.

     The Company maintains unfunded postretirement medical and death benefit plans for a limited number of retired employees of certain subsidiaries who have provided certain minimum years of service. The medical benefits are principally contributory while death benefits are noncontributory. The net postretirement benefit cost for 1997, 1998 and 1999, as well as the accumulated postretirement benefit obligation as of January 3, 1999 and January 2, 2000, were insignificant.

     Triarc Parent has granted stock options to purchase Class A common stock of Triarc Parent (the "Triarc Parent Common Stock") to certain key employees of the Company under several equity plans of Triarc Parent. Such options include 610,000 granted at exercise prices below the fair market values of the Triarc Parent Common Stock at the dates of grant. Compensation expense for the excess of the fair market values at the date of grant over the exercise prices is being recognized over the applicable vesting period. Reversals of prior charges resulting from forfeitures of certain of these options in connection with employee terminations (the "Forfeiture Adjustments") reduce compensation expense. Such compensation expense, which is charged to the Company rather than Triarc Parent since the key employees who were granted the options provide services to the Company and not to Triarc Parent, aggregated $144,000 (net of $325,000 of Forfeiture Adjustments), $287,000 (net of $14,000 of Forfeiture Adjustments) and $88,000 (net of $17,000 of Forfeiture Adjustments) for 1997, 1998 and 1999, respectively, and is included in "General and administrative" in the accompanying consolidated statements of operations. As of January 2, 2000 there remains $18,000 to be recognized as compensation expense, before any Forfeiture Adjustments, in the first quarter of 2000 when the remaining outstanding below market options will become fully vested.

(17)  Lease Commitments

     The Company leases buildings and machinery and equipment. Prior to the RTM Sale, some leases provided for contingent rentals based upon sales volume. In connection with the RTM Sale in May 1997, substantially all operating and capitalized lease obligations associated with the sold restaurants were assumed by RTM (see Note 3), although the Company remains contingently liable if the future lease payments (which could potentially aggregate a maximum of approximately $89,000,000 as of January 2, 2000 assuming RTM has made all scheduled payments to date under such lease obligations) are not made by RTM.

     Rental expense under operating leases consisted of the following components (in thousands):

                                      1997         1998          1999
                                      ----         ----          ----

      Minimum rentals...........  $   14,952  $     7,463    $    6,729
      Contingent rentals........         204          --            --
                                  ----------  -----------    ---------
                                      15,156        7,463         6,729
      Less sublease income......       6,027        4,354         2,986
                                  ----------  -----------    ----------
                                  $    9,129  $     3,109    $    3,743
                                  ==========  ===========    ==========

     The Company's future minimum rental payments, excluding the aforementioned lease obligations assumed by RTM, and sublease rental income for leases having an initial lease term in excess of one year as of January 2, 2000 are as follows (in thousands):


                                                    Rental Payments   Sublease
                                                --------------------  Income-
                                               Capitalized Operating Operating
                                                 Leases     Leases     Leases
                                                 ------     ------     ------

       2000.....................................$   53   $   7,832   $  3,168
       2001.....................................    46       7,763      2,809
       2002.....................................    19       6,504      2,052
       2003.....................................    15       6,489      1,804
       2004.....................................    12       5,262      1,781
       Thereafter...............................    10      24,167      3,781
                                                ------   ---------   --------
         Total minimum payments.................   155   $  58,017   $ 15,395
                                                         =========   ========
       Less interest............................    27
                                                ------
       Present value of minimum
           capitalized lease payments...........$  128
                                                ======

     The present value of minimum capitalized lease payments is included, as applicable, with "Long-term debt" or "Current portion of long-term debt" in the accompanying consolidated balance sheets.

(18) Transactions with Related Parties

     The following is a summary of transactions between the Company and its related parties (in thousands):



                                                                                      1997         1998         1999
                                                                                      ----         ----         ----

       Cash dividends paid to Triarc Parent (Note 5)..........................    $       --    $   23,556   $  204,746
       Purchases of raw materials from Triarc Parent (a)......................        17,159       123,014      153,930
       Costs allocated to the Company by Triarc Parent under
          management services agreements (b)..................................         9,417        10,500       10,656
       Capital contribution of Redeemable Preferred Stock (Note 8)............            --            --       88,779
       Other capital contributions (c)........................................        30,015            --       12,056
       Transfer of deferred income tax benefits to Triarc Parent as if it
          were a distribution (Note 7)........................................            --            --       32,719
       Dividend of receivable from Triarc Parent (d)..........................            --            --        4,954
       Sale of promissory notes to Triarc Parent (e)..........................            --            --        2,000
       Cumulative dividends on the Redeemable Preferred Stock
          recorded but not declared or paid (Note 8)..........................         4,604         7,983        1,192
       Compensation costs charged to the Company by Triarc Parent
          for below market stock options (Note 16)............................           144           287           88
       Interest income on notes receivable from Triarc Parent (f).............           230           118           --
       Interest expense on notes payable to:
          Chesapeake Insurance Company Limited (g)............................           130            27           --
          Triarc Parent (g)...................................................         1,278            12           --
       Issuance of Redeemable Preferred Stock (Note 8)........................        75,000            --           --
       Repurchase of $720 principal amount of promissory notes due from franchisees from SEPSCO, LLC, a subsidiary of
          Triarc Parent, at fair value........................................           690            --           --
       Payments to Triarc Parent for usage of aircraft........................            32            --           --
     -------------



     (a) The Company purchases certain raw materials from Triarc Parent at Triarc Parent's purchase cost from unaffiliated third-party suppliers. At January 3, 1999 and January 2, 2000, $18,618,000 and $21,543,000,
          respectively, for amounts owed for such purchases were included in "Due to Triarc Companies, Inc." in the accompanying consolidated balance sheets.

     (b) The Company receives from Triarc Parent certain management services, including legal, accounting, tax, insurance, financial and other management services, under management services agreements. Until February 25, 1999 such costs were allocated to the Company by Triarc Parent based upon the pro rata share of the sum of the greater of income before income taxes, depreciation and amortization and 10% of revenues for each of the Company's principal operating subsidiaries to the aggregate for all of Triarc Parent's principal operating subsidiaries, except that such costs paid by Mistic through May 22, 1997 were limited to amounts permitted under a former Mistic bank facility and such costs paid by Mistic and Snapple commencing May 22, 1997 and Stewart's commencing August 15, 1998 were limited to amounts permitted under the Former Beverage Credit Agreement. In connection with the Refinancing Transactions, on February 25, 1999 the Company entered into two (one each with respect to the combined beverage businesses of Triarc Consumer Products Group (the "Triarc Beverage Group") and Arby's) amended management services agreements with Triarc Parent. The agreements provide for annual fixed fees of $6,700,000 for Triarc Beverage Group and $3,800,000 for Arby's plus, commencing January 1, 2000, annual cost of living adjustments. Management of the Company believes that such allocation method through February 25, 1999 was reasonable. Further, management of the Company believes that such allocations or charges, as applicable, approximate the costs that would have been incurred by the Company on a stand alone basis.

     (c) In 1997 Mistic was prohibited from paying $625,000 of management services fees described in (b) above under the terms of its former bank facility and, accordingly, such amount was accounted for as a capital contribution from Triarc Parent in 1997. In May 1997, in connection with the RTM Sale, ARHC and AROC issued 950 of each of their common shares (approximately 49% of the common stock after such issuances) to Triarc Parent in exchange for aggregate consideration of $31,999,000 consisting of cash of $6,211,000 and forgiveness of the then outstanding principal amount of $23,150,000, plus related accrued interest of $2,638,000, under a note payable by the Company to Triarc Parent as of May 5, 1997. Triarc Parent's 49% minority interest in the equity of ARHC and AROC, amounting to $2,472,000 as of January 3, 1999, is included in "Deferred income and other liabilities" in the accompanying consolidated balance sheet as of that date. The excess of $29,390,000 of the consideration for the stock issued to Triarc Parent of $31,999,000 over such minority interest of $2,609,000 as of May 5, 1997 was credited to "Contributed capital". The 49% minority interest in the losses of ARHC and AROC for the period from May 5, 1997 through December 28, 1997, the year ended January 3, 1999 and the period from January 4 through February 24, 1999 aggregated $38,000, $99,000 and $24,000, respectively, and is included as income in "Other income, net" in the accompanying consolidated statements of operations. On February 24, 1999 the Company received each of the 49% interests in ARHC and AROC previously owned by Triarc Parent as a capital contribution. Such contribution was valued at Triarc Parent's carrying value of such investments at the date of the contribution of $2,448,000. Also on February 24, 1999 a payable to Triarc Parent of $7,765,000 was forgiven as a capital contribution to the Company. Also during 1999 financing costs of $1,843,000 paid by Triarc Parent on behalf of the Company in connection with the Refinancing Transactions were transferred to the Company as a capital contribution from Triarc Parent.

     (d) On March 30, 1999 the Company paid a non-cash dividend to Triarc Parent representing $4,954,000 of amounts due from Triarc Parent.

     (e) In February 1999 the Company sold to Triarc Parent for cash of $2,000,000 (1) an aggregate $1,950,000 principal amount (original discounted value of $1,329,000) of promissory notes receivable and (2) options to acquire up to 20% of the common stock of the companies which purchased the restaurants, both of which the Company had received as a portion of the proceeds of the RTM Sale. The options were not assigned any value when they were acquired. Subsequently, Triarc Parent sold the promissory notes and options to an affiliate of the purchasers of the company-owned restaurants for the same $2,000,000 amount it had paid the Company. Accordingly, the $307,000 excess of the $2,000,000 of proceeds over the $1,693,000 carrying value of the promissory notes was recorded as "Other income, net."

     (f) The Company earned interest income at 11 7/8% on cash advances made to Triarc Parent under a promissory note receivable.

     (g) The Company incurred interest expense at 9 1/2% and 11 7/8% under promissory notes payable to Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a subsidiary of Triarc Parent until its sale in December 1998, and Triarc Parent, respectively.

          Certain officers and directors of the Company are also officers and directors of Triarc Parent. See also Notes 3, 5, 8, 9, 11 and 16 with respect to other transactions with related parties.

(19) Legal and Environmental Matters

     The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for legal and environmental matters aggregating $1,947,000 as of January 2, 2000. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(20) Business Segments

     The Company manages and internally reports its operations by business segments which are: premium beverages, soft drink concentrates and restaurant franchising (see Note 2 for a description of each segment). The premium beverage segment consists of Mistic and the operations acquired in (1) the Snapple
Acquisition (see Note 3) commencing May 22, 1997 and (2) the Stewart's Acquisition (see Note 3) commencing November 25, 1997.

     The Company evaluates segment performance and allocates resources based on each segment's earnings before interest, taxes, depreciation and amortization ("EBITDA"). Information concerning the segments in which the Company operates is shown in the table below. EBITDA has been computed as operating profit (loss) plus depreciation and amortization. Operating profit (loss) has been computed as revenues less operating expenses. In computing EBITDA and operating profit or loss, interest expense and non-operating income and expenses have not been considered. EBITDA and operating loss for 1997 reflect (1) $33,815,000 of charges related to post-acquisition transition, integration and changes to business strategies for the premium beverage segment (see Note 11) and (2) $7,063,000 of facilities relocation and corporate restructuring charges (see
Note 12), of which $29,000 relates to the premium beverage segment, $1,437,000 relates to the soft drink concentrate segment and $5,597,000 relates to the restaurant franchising segment. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of cash and cash equivalents, deferred financing costs and, in 1997, deferred income tax benefit (principally resulting from net operating loss carryforwards of RC/Arby's parent company).

     The products and services in each of the Company's segments are relatively homogeneous and, as such, revenues by product and service have not been reported. The Company's operations are principally in the United States with foreign operations representing less than 3% of revenues in 1997, 1998 and 1999. Accordingly, revenues and assets by geographical area have not been presented since they are insignificant. In addition, no customer accounted for more than 7% of consolidated revenues in 1997, 1998 or 1999.

     The following is a summary of the Company's segment information for 1997, 1998 and 1999 or, in the case of identifiable assets, as of the end of such years:



                                                                        1997            1998             1999
                                                                        ----            ----             ----
                                                                                   (In thousands)

         Revenues:
           Premium beverages.......................................$     408,841   $    611,545    $    651,076
           Soft drink concentrates.................................      146,882        124,868         121,110
           Restaurant franchising..................................      140,429         78,623          81,786
                                                                   -------------   ------------    ------------
               Consolidated revenues...............................$     696,152   $    815,036    $    853,972
                                                                   =============   ============    ============
        EBITDA:

           Premium beverages.......................................$       7,561   $     77,825    $     79,545
           Soft drink concentrates.................................       18,504         17,006          21,108
           Restaurant franchising..................................       31,200         43,180          48,998
           General corporate.......................................         (149)           (11)            (85)
                                                                   -------------   ------------    ------------
               Consolidated EBITDA.................................       57,116        138,000         149,566
                                                                   -------------   ------------    ------------
        Less depreciation and amortization:
           Premium beverages.......................................       16,236         21,665          22,907
           Soft drink concentrates.................................        6,340          8,640           6,985
           Restaurant franchising..................................        2,668          2,503           2,168
                                                                   -------------   ------------    ------------
               Consolidated depreciation and amortization..........       25,244         32,808          32,060
                                                                   -------------   ------------    ------------
        Operating profit (loss):
           Premium beverages.......................................       (8,675)        56,160          56,638
           Soft drink concentrates.................................       12,164          8,366          14,123
           Restaurant franchising..................................       28,532         40,677          46,830
           General corporate.......................................         (149)           (11)            (85)
                                                                   -------------   ------------    ------------
               Consolidated operating profit.......................       31,872        105,192         117,506
        Interest expense...........................................      (58,019)       (60,235)        (76,605)
        Gain (loss) on sale of businesses, net.....................       (3,513)         5,016            (533)
        Other income, net..........................................        5,532          5,298           6,782
                                                                   -------------   ------------    ------------
               Consolidated income (loss) before income taxes
                  and extraordinary charges........................$     (24,128)  $     55,271    $     47,150
                                                                   =============   ============    ============
        Identifiable assets:
           Premium beverages.......................................$     586,731   $    535,565    $    570,813
           Soft drink concentrates.................................      194,603        171,647         175,175
           Restaurant franchising..................................       53,759         52,267          46,116
                                                                   -------------   ------------    ------------
               Total identifiable assets...........................      835,093        759,479         792,104
           General corporate assets................................       18,868         31,491          36,111
                                                                   -------------   ------------    ------------
               Consolidated identifiable assets....................$     853,961   $    790,970    $    828,215
                                                                   =============   ============    ============



(21)  Condensed Consolidating Financial Information

     The following consolidating financial statements of the Company depict, in separate columns, the parent companies of each of the issuers of the Notes (Triarc Consumer Products Group and Triarc Beverage Holdings - collectively, the "Parent Companies") on a consolidated basis, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total.


                                              CONDENSED CONSOLIDATING BALANCE SHEETS



                                                                               January 3, 1999
                                                    ---------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

            ASSETS
     Current assets:
      Cash and cash equivalents..................  $         1   $    71,335    $    1,456    $        --   $    72,792
      Receivables................................           --        64,260           612             --        64,872
      Inventories................................           --        45,446         1,315             --        46,761
      Deferred income tax benefit................           --        18,934            --             --        18,934
      Prepaid expenses and other
         current assets..........................           --         7,281            26             --         7,307
                                                   -----------   -----------    ----------    -----------   -----------
           Total current assets..................            1       207,256         3,409             --       210,666
     Investment in subsidiaries..................       42,865         9,901            --        (52,766)          --
     Intercompany receivables....................           --         1,077         6,067         (7,144)          --
     Properties..................................           --        21,543         3,777             --        25,320
     Unamortized costs in excess of net
      assets of acquired companies...............           --       268,215            --             --       268,215
     Trademarks..................................           --       261,906            --             --       261,906
     Other intangible assets.....................           --           959            --             --           959
     Deferred costs and other assets.............           --        23,892            12             --        23,904
                                                   -----------   -----------    ----------    -----------   -----------
                                                   $    42,866   $   794,749    $   13,265    $   (59,910)  $   790,970
                                                   ===========   ===========    ==========    ===========   ===========

      LIABILITIES AND MEMBER'S EQUITY (DEFICIT)

     Current liabilities:
      Current portion of long-term debt..........  $        --   $     9,678    $       --    $       --    $     9,678
      Accounts payable...........................           --        36,463           530            --         36,993
      Accrued expenses...........................           --        79,724         1,724            --         81,448
      Due to Triarc Companies, Inc...............           --        29,082            --            --         29,082
                                                   -----------   -----------    ----------    -----------   -----------
          Total current liabilities..............           --       154,947         2,254            --        157,201
     Long-term debt..............................           --       560,977            --            --        560,977
     Intercompany payables.......................           --         6,067         1,077         (7,144)           --
     Deferred income taxes.......................           --         9,140            33            --          9,173
     Deferred income and other liabilities.......           --        20,753            --            --         20,753
     Redeemable preferred stock..................       87,587            --            --            --         87,587
     Member's equity (deficit):
      Common stock...............................          --              4           526           (530)          --
      Contributed capital........................      106,269       197,886         9,533       (207,419)      106,269
      Accumulated deficit........................     (150,732)     (154,767)          168        154,599      (150,732)
      Accumulated other comprehensive deficit....         (258)         (258)         (326)           584          (258)
                                                   -----------    ----------   -----------    -----------   -----------
          Total member's equity (deficit)........      (44,721)       42,865         9,901        (52,766)      (44,721)
                                                   -----------    ----------   -----------    -----------   -----------
                                                   $    42,866    $  794,749   $    13,265    $   (59,910)  $   790,970
                                                   ===========    ==========   ===========    ===========   ===========





                                                                               January 2, 2000
                                                    -----------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

                     ASSETS
     Current assets:
      Cash and cash equivalents..................  $       104   $    58,779    $    1,290    $       --    $    60,173
      Receivables................................          --         76,415         1,061            --         77,476
      Inventories................................          --         60,033         1,703            --         61,736
      Deferred income tax benefit................          --         16,422           --             --         16,422
      Prepaid expenses and other
         current assets..........................          --          6,344            18            --          6,362
                                                   -----------   -----------    ----------    -----------   -----------
             Total current assets................          104       217,993         4,072             --       222,169
     Investment in subsidiaries..................          --         11,032           --         (11,032)          --
     Intercompany receivables....................        7,549         5,033         7,244        (19,826)          --
     Properties..................................          --         21,540         3,721            --         25,261
     Note receivable from RC/Arby's..............      300,000      (300,000)          --             --            --
     Unamortized costs in excess of net
      assets of acquired companies...............          --        261,666           --             --        261,666
     Trademarks..................................          --        251,117           --             --        251,117
     Other intangible assets.....................          --         31,511           --             --         31,511
     Deferred costs and other assets.............       12,368        24,110            13                       36,491
                                                   -----------   -----------    ----------    -----------   -----------
                                                   $   320,021   $   524,002    $   15,050    $   (30,858)  $   828,215
                                                   ===========   ===========    ==========    ===========   ===========

      LIABILITIES AND MEMBER'S EQUITY (DEFICIT)

     Current liabilities:
      Current portion of long-term debt..........  $       --    $    41,894    $      --     $       --    $    41,894
      Accounts payable...........................           45        34,779           573            --         35,397
      Accrued expenses...........................       12,368        75,473         2,732            --         90,573
      Due to Triarc Companies, Inc...............           72        22,519           --             --         22,591
                                                   -----------   -----------    ----------    -----------   -----------
             Total current liabilities...........       12,485       174,665         3,305            --        190,455
     Long-term debt..............................      300,000       436,866           --             --        736,866
     Intercompany payables.......................        4,357        14,793           676        (19,826)          --
     Accumulated reductions in stockholders'
      equity of subsidiaries in excess of
      investments................................      177,010           --            --        (177,010)          --
     Deferred income taxes.......................          --         56,643            37            --         56,680
     Deferred income and other liabilities.......          54         18,045           --             --         18,099
     Member's equity (deficit):
      Common stock...............................          --              4           526           (530)          --
      Contributed capital........................          --         43,744         9,533        (53,277)          --
      Accumulated deficit........................     (173,533)     (220,406)        1,315        219,091      (173,533)
      Accumulated other comprehensive
         deficit.................................         (352)         (352)         (342)           694          (352)
                                                   -----------   -----------    ----------    -----------   -----------
            Total member's equity (deficit).....      (173,885)     (177,010)       11,032        165,978      (173,885)
                                                   -----------   -----------    ----------    -----------   -----------
                                                   $   320,021   $   524,002    $   15,050    $   (30,858)  $   828,215
                                                   ===========   ===========    ==========    ===========   ===========





                                     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS



                                                                        Year Ended December 28, 1997
                                                    ---------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

     Revenues:
      Net sales..................................  $        --   $   614,516    $   15,105    $        --   $   629,621
      Royalties, franchise fees and
         other revenues..........................           --        66,556           (25)            --        66,531
                                                   -----------   -----------    ----------    -----------   -----------
                                                            --       681,072        15,080             --       696,152
                                                   -----------   -----------   -----------    -----------   -----------
     Costs and expenses:
      Cost of sales, excluding depreciation
         and amortization........................           --       322,597         8,794             --       331,391
      Advertising, selling and distribution......           --       178,882         4,339             --       183,221
      General and administrative.................           --        81,060         2,486             --        83,546
      Depreciation and amortization, excluding
         amortization of deferred financing
         costs...................................           --        25,219            25             --        25,244
      Charges related to post-acquisition
         transition, integration and changes to
         business strategies.....................           --        33,815           --              --        33,815
      Facilities relocation and corporate
         restructuring charges...................           --         7,063            --             --         7,063
                                                   -----------   -----------    ----------    -----------   -----------
                                                            --       648,636        15,644             --       664,280
                                                   -----------   -----------    ----------    -----------   -----------
         Operating profit (loss).................           --        32,436          (564)            --        31,872
     Interest expense............................           --       (58,019)           --             --       (58,019)
     Loss on sale of businesses, net.............           --        (3,493)          (20)            --        (3,513)
     Other income, net...........................           --         4,244         1,288             --         5,532
     Equity in income (losses) of subsidiaries
        before extraordinary charge..............      (18,986)          292            --         18,694            --
                                                   -----------   -----------    ----------    -----------   -----------
         Income (loss) before income taxes and
            extraordinary charge................       (18,986)      (24,540)          704         18,694       (24,128)
     Benefit from (provision for) income taxes              --         5,554          (412)           --          5,142
                                                   -----------   -----------    ----------    -----------   -----------
        Income (loss) before  extraordinary
            charge..............................       (18,986)      (18,986)          292         18,694       (18,986)
     Extraordinary charge........................       (2,954)       (2,954)           --          2,954        (2,954)
                                                   -----------   -----------    ----------    -----------   -----------
        Net income (loss)........................  $   (21,940)  $   (21,940)   $      292    $    21,648   $   (21,940)
                                                   ===========   ===========    ==========    ===========   ===========



                                                                        Year Ended January 3, 1999
                                                     --------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

     Revenues:
      Net sales..................................  $        --   $   719,116    $   16,320    $        --   $   735,436
      Royalties, franchise fees and
         other revenues..........................           --        79,599             1             --        79,600
                                                   -----------   -----------    ----------    -----------   -----------
                                                            --       798,715        16,321             --       815,036
                                                   -----------   -----------    ----------    -----------   -----------
     Costs and expenses:
      Cost of sales, excluding depreciation
         and amortization........................           --       377,136        10,858             --       387,994
      Advertising, selling and distribution......           --       195,840         2,037             --       197,877
      General and administrative.................           --        89,953         1,212             --        91,165
      Depreciation and amortization, excluding
         amortization of deferred financing
         costs...................................           --        32,765            43             --        32,808
                                                   -----------   -----------    ----------    -----------   -----------
                                                            --       695,694        14,150             --       709,844
                                                   -----------   -----------    ----------    -----------   -----------
         Operating profit .......................           --       103,021         2,171             --       105,192
     Interest expense............................           --       (60,235)           --             --       (60,235)
     Gain on sale of businesses..................           --         5,016            --             --         5,016
     Other income, net...........................           --         4,244         1,054             --         5,298
     Equity in net income of subsidiaries........       29,987         1,988            --        (31,975)           --
                                                   -----------   -----------    ----------    -----------   -----------
         Income before income taxes..............       29,987        54,034         3,225        (31,975)       55,271
     Provision for income taxes..................           --       (24,047)       (1,237)            --       (25,284)
                                                   -----------   -----------    ----------    -----------   -----------
         Net income..............................  $    29,987   $    29,987    $    1,988    $   (31,975)  $    29,987
                                                   ===========   ===========    ==========    ===========   ===========




                                                                        Year Ended January 2, 2000
                                                    ---------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

     Revenues:
      Net sales..................................  $       --    $   758,335    $   12,608    $       --    $   770,943
      Royalties, franchise fees and
         other revenues..........................          --         83,029           --             --         83,029
                                                   -----------   -----------    ----------    -----------   -----------
                                                           --        841,364        12,608            --        853,972
                                                   -----------   -----------    ----------    -----------   -----------
     Costs and expenses:
      Cost of sales, excluding depreciation
         and amortization........................          --        399,205         8,503            --        407,708
      Advertising, selling and distribution......          --        199,787         1,664            --        201,451
      General and administrative.................          111        91,434         1,364            --         92,909
      Depreciation and amortization, excluding
         amortization of deferred financing
         costs...................................          --         32,022            38            --         32,060
      Capital structure reorganization related...          --          3,348           --             --          3,348
      Credit related to post-acquisition
         transition, integration and changes
         to business strategies..................          --           (549)          --             --           (549)
      Facilities relocation and corporate
         restructuring credits...................          --           (461)          --             --           (461)
                                                   -----------   -----------    ----------    -----------   -----------
                                                           111       724,786        11,569            --        736,466
                                                   -----------   -----------    ----------    -----------   -----------
         Operating profit (loss) ................         (111)      116,578         1,039            --        117,506
     Interest expense............................      (28,079)      (48,523)           (3)           --        (76,605)
     Loss on sale of businesses, net.............           --          (533)          --             --           (533)
     Interest income from RC/Arby's

      Corporation................................       23,592       (23,592)          --             --            --
     Other income (expense), net.................        1,122         4,824           836            --          6,782
     Equity in net income of subsidiaries before
      extraordinary charges......................       27,705         1,151           --         (28,856)           --
                                                   -----------   -----------    ----------    -----------   -----------
         Income before income taxes and
           extraordinary charges.................       24,229        49,905         1,872        (28,856)       47,150
     Benefit from (provision for) income taxes           1,249       (22,200)         (721)           --        (21,672)
                                                   -----------   -----------    ----------    -----------   -----------
         Income before extraordinary charges.....       25,478        27,705         1,151        (28,856)       25,478
     Extraordinary charges.......................      (11,772)      (11,772)          --          11,772       (11,772)
                                                   -----------   -----------    ----------    -----------   -----------
         Net income..............................  $    13,706   $    15,933    $    1,151    $   (17,084)  $    13,706
                                                   ===========   ===========    ==========    ===========   ===========




                                          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 28, 1997
                                                   ----------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

     Net cash provided by (used in) operating
      activities.................................  $        --   $    35,466    $      (26)   $        --   $    35,440
                                                   -----------   -----------    ----------    -----------   -----------
     Cash flows from investing activities:
      Acquisition of Snapple Beverage Corp.......      (75,000)     (232,205)           --             --      (307,205)
      Cash acquired in other business
         acquisitions............................           --         2,409            --             --         2,409
      Capital expenditures.......................           --        (4,204)           --             --        (4,204)
      Other......................................           --         3,371            --             --         3,371
                                                   -----------   -----------    ----------    -----------   -----------
     Net cash used in investing activities.......      (75,000)     (230,629)           --             --      (305,629)
                                                   -----------   -----------    ----------    -----------   -----------
     Cash flows from financing activities:
      Proceeds from long-term debt...............           --       303,400            --             --       303,400
      Repayments of long-term debt...............           --       (79,901)           --             --       (79,901)
      Proceeds from issuance of redeemable
         preferred stock.........................       75,000           --             --             --        75,000
      Proceeds from issuance of common stock.....            1           --             --             --             1
      Capital contribution.......................           --         6,211            --             --         6,211
      Net borrowings from (repayments to)
         affiliates..............................           --         3,909          (374)            --         3,535
      Deferred financing costs...................           --       (11,385)           --             --       (11,385)
                                                   -----------   -----------    ----------    -----------   -----------
     Net cash provided by (used in) financing
      activities.................................       75,001       222,234          (374)            --       296,861
                                                   -----------   -----------    ----------    -----------   -----------
     Net increase (decrease) in cash and cash
      equivalents................................            1        27,071          (400)            --        26,672
     Cash and cash equivalents at beginning
      of year....................................           --         6,223         1,347             --         7,570
                                                   -----------   -----------    ----------    -----------   -----------
     Cash and cash equivalents at end of year....  $         1   $    33,294    $      947    $        --   $    34,242
                                                   ===========   ===========    ==========    ===========   ===========





                                                                         Year Ended January 3, 1999
                                                    ---------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

     Net cash provided by operating activities...  $       --    $    58,723    $      381    $       --    $    59,104
                                                   -----------   -----------    ----------    -----------   -----------
     Cash flows from investing activities:
      Proceeds from sale of investment
          in Select Beverages....................          --         28,342           --             --         28,342
      Capital expenditures.......................          --        (11,107)          --             --        (11,107)
      Business acquisitions .....................          --         (3,043)          --             --         (3,043)
      Other......................................          --          1,579           --             --          1,579
                                                   -----------   -----------    ----------    -----------   -----------
     Net cash provided by investing activities...          --         15,771           --             --         15,771
                                                   -----------   -----------    ----------    -----------   -----------
     Cash flows from financing activities:
      Dividends..................................          --        (23,556)          --             --        (23,556)
      Repayments of long-term debt...............          --        (14,158)          --             --        (14,158)
      Net borrowings from affiliates.............          --          1,261          128             --          1,389
                                                   -----------   -----------    ----------    -----------   -----------
     Net cash provided by (used in) financing
      activities.................................          --        (36,453)         128             --        (36,325)
                                                   -----------   -----------    ----------    -----------   -----------
     Net increase in cash and cash equivalents             --         38,041          509             --         38,550
     Cash and cash equivalents at beginning
      of year....................................            1        33,294          947             --         34,242
                                                   -----------   -----------    ---------    ------------   -----------
     Cash and cash equivalents at end of year      $         1   $    71,335    $   1,456    $        --    $    72,792
                                                   ===========   ===========    =========    ============   ===========





                                                                         Year Ended January 2, 2000
                                                    ---------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

     Net cash provided by (used in) operating
       activities................................  $    14,165   $    59,569    $     (157)   $   (15,933)  $    57,644
                                                   -----------   -----------    ----------    -----------   -----------
     Cash flows from investing activities:
      Business acquisitions......................          --        (34,336)          --             --        (34,336)
      Capital expenditures.......................          --         (8,516)           (9)           --         (8,525)
      Loan to RC/Arby's..........................     (300,000)          --            --         300,000           --
      Dividends from subsidiaries in excess
        of equity in net income of subsidiaries..      202,350           --            --        (202,350)          --
      Other......................................          --           (467)          --             --           (467)
                                                   -----------   -----------    ----------    -----------   ------------
     Net cash used in investing activities.......      (97,650)      (43,319)           (9)        97,650       (43,328)
                                                   ------------  -----------    ----------    -----------   -----------
     Cash flows from financing activities:
      Proceeds from long-term debt...............      300,000       475,000           --             --        775,000
      Repayments of long-term debt...............          --       (568,532)          --             --       (568,532)
      Dividends..................................     (204,746)     (218,283)          --         218,283      (204,746)
      Deferred financing costs...................      (11,666)      (16,991)          --             --        (28,657)
      Loan from Triarc Consumer Products Group...          --        300,000           --        (300,000)          --
                                                   -----------   -----------    ----------    -----------   -----------
     Net cash provided by (used in) financing
       activities................................       83,588       (28,806)          --         (81,717)      (26,935)
                                                   -----------   -----------    ----------    -----------   -----------
     Net increase (decrease) in cash and cash
      equivalents................................          103       (12,556)         (166)           --        (12,619)
     Cash and cash equivalents at beginning
      of year....................................            1        71,335         1,456            --         72,792
                                                   -----------   -----------    ----------    -----------   -----------
     Cash and cash equivalents at end of year...   $       104   $    58,779    $    1,290    $       --    $    60,173
                                                   ===========   ===========    ==========    ===========   ===========




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1.  Financial Statements:

        See Index to Financial Statements (Item 8).

     2. Financial Statement Schedules:

        Independent Auditors' Report

         Schedule I -- Condensed Balance Sheet (Parent Company Only) -- as of January 2, 2000; Condensed Statement of Operations (Parent Company Only) -- for the period from inception, January 15, 1999, through January 2, 2000; Condensed Statement of Cash Flows (Parent Company Only) -- for the period from inception, January 15, 1999, through January 2, 2000

         Schedule II -- Valuation and Qualifying Accounts for the fiscal years ended December 28, 1997, January 3, 1999 and January 2, 2000

         All other schedules have been omitted since they are not applicable.

     3.  Exhibits:

     Copies of the following exhibits are available at a charge of $.25 per page upon written request to the

Secretary of Triarc Consumer Products Group at 280 Park Avenue, New York, New York 10017.

     EXHIBIT
     NO.                            DESCRIPTION
     -------      --------------------------------------------------------------

     3.1   --     Certificate of Formation of Triarc Consumer Products Group,
                  LLC ("TCPG"), as currently in effect, incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form
                  S-4, filed by TCPG and Triarc Beverage Holdings Corp.
                  ("TBHC"), dated May 17, 1999 (SEC Registration Nos. 333-78625 and 333-78625-01 through 333-78625-28).
     3.2   --     Limited Liability Company Agreement of TCPG, incorporated
                  herein by reference to Exhibit 3.30 to Registration Statement on Form S-4, filed by TCPG and TBHC, dated May 17, 1999 (SEC
                  Registration Nos. 333-78625, and 333-78625-01 through
                  333-78625-28).
     4.1   --     Master Agreement dated as of May 5, 1997, among Franchise
                  Finance Corporation of America, FFCA Acquisition Corporation,
                  FFCA Mortgage Corporation, Triarc, Arby's Restaurant
                  Development Corporation ("ARDC"), Arby's Restaurant Holding
                  Company ("ARHC"), Arby's Restaurant Operations Company
                  ("AROC"), Arby's, RTM Operating Company, RTM Development
                  Company, RTM Partners, Inc. ("Holdco"), RTM Holding Company,
                  Inc., RTM Management Company, LLC and RTM, Inc. ("RTM"),
                  incorporated herein by reference to Exhibit 4.16 to Triarc
                  Companies, Inc.'s Registration Statement on Form S-4 dated
                  October 22, 1997 (SEC file no. 1-2207).
     4.2   --     Credit Agreement dated as of February 25, 1999, among Snapple,
                  Mistic, Stewart's, RC/Arby's Corporation and Royal Crown
                  Company, Inc., as Borrowers, various financial institutions party thereto, as Lenders, DLJ Capital Funding, Inc., as
                  syndication agent, Morgan Stanley Senior Funding, Inc., as
                  Documentation Agent, and The Bank of New York, as
                  Administrative Agent, incorporated herein by reference to
                  Exhibit 4.1 to Triarc Companies Current Report on Form 8-K
                  dated March 11, 1999 (SEC file no. 1-2207).
     4.3   --     Indenture dated of February 25, 1999 among TCPG and TBHC, as
                  Issuers, the subsidiary guarantors party thereto and The Bank of New York, as Trustee, incorporated herein by reference to
                  Exhibit 4.2 to Triarc Companies' Current Report on Form 8-K
                  dated March 11, 1999 (SEC file no. 1-2207).
     4.4   --     Registration Rights Agreement dated February 18, 1999 among
                  TCPG, TBHC, the Guarantors party thereto and Morgan Stanley &
                  Co. Incorporated, Donaldson, Lufkin & Jenrette Securities
                  Corporation and Wasserstein Perrella Securities, Inc.,
                  incorporated herein by reference to Exhibit 4.3 to Triarc
                  Companies' Current Report on Form 8-K dated March 11, 1999
                  (SEC file no. 1-2207).
     4.5   --     Registration Rights Agreement dated as of February 25, 1999 among TCPG, TBHC, the Guarantors party thereto and Nelson
                  Peltz and Peter W. May, incorporated herein by reference to
                  Exhibit 4.1 to Triarc Companies' Current Report on Form 8-K
                  dated April 1, 1999 (SEC file no. 1-2207).
     4.6   --     Supplemental Indenture, dated as of February 26, 1999, among
                  TCPG, TBHC, Millrose Distributors, Inc., and The Bank of New
                  York as Trustee, incorporated herein by reference to Exhibit
                  4.6 to Amendment No. 2 to Registration Statement on Form S-4
                  filed by TCPG and TBHC, dated October 1, 1999 (Registration
                  Nos. 333-78625; 333-78625-01 through 333-78625-28).
     4.7   --     Supplemental Indenture No. 2, dated as of September 8, 1999, among TCPG, TBHC, the subsidiary guarantors party thereto and
                  The Bank of New York, as Trustee, incorporated herein by
                  reference to Exhibit 4.7 to Amendment No. 2 to Registration
                  Statement on Form S-4 filed by TCPG and TBHC, dated October 1,
                  1999 (Registration Nos. 333-78625; 333-78625-01 through
                  333-78625-28).
     4.8   --     Supplemental Indenture No. 3, dated as of December 16, 1999 among TCPG, TBHC, MPAS Holdings, Inc., Millrose, L.P. and The
                  Bank of New York, as Trustee, incorporated herein
                  by reference to Exhibit 4.1 to Triarc Companies' Current
                  Report on Form 8-K dated March 30, 2000 (SEC file no. 1-2207).
     4.9   --     Supplemental Indenture No. 4, dated as of January 2, 2000
                  among TCPG, TBHC, Snapple Distributors of Long Island, Inc.
                  and The Bank of New York, as Trustee, incorporated herein by reference to Exhibit 4.2 to Triarc Companies' Current Report on Form 8-K dated March 30, 2000 (SEC file no. 1-2207).
     10.1  --     Concentrate Sales Agreement dated as of January 28, 1994
                  between Royal Crown and Cott -- Confidential treatment has been granted for portions of the agreement -- incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to
                  Triarc Companies' Registration Statement on Form S-4 dated
                  March 11, 1994 (SEC file no. 1-2207).
     10.2  --     Form of Indemnification Agreement, between TCPG and certain officers, directors, and employees of TCPG, incorporated
                  herein by reference to Exhibit 10.39 to Amendment No. 4 to
                  Registration Statement on Form S-4, filed by TCPG and TBHC, dated December 10, 1999 (SEC Registration Nos. 333-78625 and
                  333-78625-01 through 333-782625-28).
     10.3  --     Amended and Restated Employment Agreement dated as of June 1,
                  1997 by and between Snapple, Mistic and Michael Weinstein, incorporated herein by reference to Exhibit 10.3 to Triarc
                  Companies' Current Report on Form 8-K/A dated March 16, 1998
                  (SEC file no. 1-2207).
     10.4 --      Amended and Restated Employment Agreement dated as of June 1,
                  1997 by and between Snapple, Mistic and Ernest J. Cavallo, incorporated herein by reference to Exhibit 10.4 to Triarc
                  Companies' Current Report on Form 8-K/A dated March 16, 1998
                  (SEC file no. 1-2207).
     10.5  --     Guaranty dated as of May 5, 1997 by RTM, RTM Parent, Holdco,
                  RTMM and RTMOC in favor of Arby's, ARDC, ARHC, AROC and Triarc
                  Companies, incorporated herein by reference to Exhibit 10.31 to Triarc Companies' Registration Statement on Form S-4 dated
                  October 22, 1997 (SEC file no. 1-2207).
     10.6 --      Triarc Beverage Holdings Corp. 1997 Stock Option Plan (the
                  "TBHC Option Plan"), incorporated herein by reference to
                  Exhibit 10.1 to Triarc Companies' Current Report on Form 8-K
                  dated March 16, 1998 (SEC file no. 1-2207).
     10.7         -- Form of Non-Qualified Stock Option Agreement under the TBHC
                  Option Plan,  incorporated herein by reference to Exhibit 10.2 to Triarc  Companies'  Current  Report on Form 8-K dated March
                  16, 1998 (SEC file no. 1-2207).
     10.8 --      Letter Agreement dated July 23, 1998 between John L. Belsito and Royal Crown Company, Inc., incorporated herein by
                  reference to Exhibit 10.1 to RC/Arby's Corporation's Current
                  Report on Form 8-K dated November 5, 1998 (SEC file no.
                  33-62778).
     10.9 --      Letter Agreement dated August 27, 1998 among John C. Carson,
                  Triarc and Royal Crown Company, Inc., incorporated herein by reference to Exhibit 10.2 to RC/Arby's Corporation's
                  Current Report on Form 8-K dated November 5, 1998 (SEC file
                  no. 33-62778).
     10.10--      Amendment No. 1 to Triarc Beverage Holdings Corp. 1997 Stock
                  Option Plan, incorporated herein by reference to Exhibit
                  10.36 to Amendment No. 1 to Registration Statement on
                  Form S-4, filed by TCPG and TBHC, dated August 3, 1999 (SEC registration nos. 333-78625 and 333-78625-01 through
                  333-78625-28).
     10.11--      Stock Purchase Agreement, dated January 2, 2000, by and among
                  Snapple Beverage  Corp. and the shareholders of Snapple
                  Distributors of Long Island, Inc., incorporated herein by
                  reference to Exhibit 10.1 to Triarc Companies' Current Report
                  on Form 8-K dated January 21, 2000 (SEC file no. 1-2207).
     27.1  --     Financial Data Schedule for the fiscal year ended January 2,
                  2000, submitted to the Securities and Exchange Commission in electronic format.*

           27.2 -- Financial Data Schedule for the fiscal years ended December 28, 1997 and January 3, 1999, submitted to the Securities and Exchange Commission in electronic format.*

-----------------------
*    Filed herewith

(B) Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRIARC CONSUMER PRODUCTS GROUP, LLC
                                            (Registrant)


                                            NELSON PELTZ
                                            ------------
                                            NELSON PELTZ
                                            CHAIRMAN AND
                                            CHIEF EXECUTIVE OFFICER

Dated: April 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 13, 2000 by the following persons on behalf of the registrant in the capacities indicated.

SIGNATURE                                    TITLES
------------------                     --------------------------------------


                                   Chairman and Chief Executive Officer
          Nelson Peltz             and Manager (Principal Executive Officer)
----------------------------
          Nelson Peltz

                                   President and Chief Operating Officer, and
          Peter W. May             Manager (Principal Operating Officer)
----------------------------
          Peter W. May

                                   Executive Vice President and Chief Financial
         John L. Barnes, Jr.       Officer, and Manager (Principal Financial
----------------------------       Officer)
         John L. Barnes, Jr.


                                   Vice President and Chief Accounting Officer
         Fred H. Schaefer         (Principal Accounting Officer)
----------------------------
         Fred H. Schaefer

SIGNATURE                                    TITLES
------------------                     --------------------------------------


        Eric D. Kogan                   Manager
----------------------------
        Eric D. Kogan



        Brian L. Schorr                 Manager
----------------------------
        Brian L. Schorr


                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                      Page

Independent Auditors' Report

Schedule 1 --      Condensed Balance Sheet (Parent Company
                   Only) -- as of January 2, 2000; Condensed
                   Statement of Operations (Parent Company
                   Only) -- for the period from inception,
                   January 15, 1999, through January 2,
                   2000; Condensed Statement of Cash Flows
                   (Parent Company Only) -- for the period from inception, January 15, 1999, through
                   January 2, 2000 (1)

Schedule II --     Qualifying  Accounts for
                   the fiscal years ended December 28, 1997, January 3, 1999 and January 2, 2000

All other financial statement schedules have been omitted since they are not applicable.

(1) Triarc Consumer Products Group, LLC (Parent Company) was formed on January 15, 1999 and commenced operations on February 23, 1999 with the acquisition through a capital contribution of all of the capital stock previously owned directly or indirectly by Triarc Companies, Inc. of RC/Arby's Corporation, Triarc Beverage Holdings Corp. and Stewart's Beverages, Inc. and their subsidiaries. See Note 1 to the consolidated financial statements included elsewhere herein for additional disclosures regarding the basis of presentation of the financial statements. As a result, the Parent Company had no operations prior to February 23, 1999 and no prior years' comparative financial statements are applicable.

             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULES

To the Board of Managers and Member of
TRIARC CONSUMER PRODUCTS GROUP, LLC:
New York, New York

        We have audited the consolidated financial statements of Triarc Consumer Products Group, LLC and subsidiaries (the "Company") as of January 2, 2000 and January 3, 1999 and for each of the three fiscal years in the period ended January 2, 2000 and our report thereon appears in Item 8 in this Form 10-K. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying index to financial statement schedules are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

New York, New York
March 10, 2000




                                                                                                         SCHEDULE I

                                TRIARC CONSUMER PRODUCTS GROUP, LLC (PARENT COMPANY ONLY)
                                                  CONDENSED BALANCE SHEET
                                                      (In thousands)

                                                                                                      January 2,
                                                                                                         2000
                                                                                                      ----------
                                     ASSETS

Current assets:
  Cash ............................................................................................$            12
   Due from subsidiary .............................................................................         3,373
                                                                                                    --------------
         Total current assets.......................................................................         3,385
10.33% note receivable from RC/Arby's Corporation due 2009..........................................       300,000
Deferred financing costs ...........................................................................        12,368
                                                                                                    --------------
                                                                                                    $      315,753
                                                                                                    ==============
                          LIABILITIES AND MEMBER'S DEFICIT

Current liabilities:
   Accounts payable.................................................................................$           45
   Due to subsidiary and other affiliate............................................................           215
   Accrued expenses.................................................................................        12,368
                                                                                                    --------------
         Total current liabilities..................................................................        12,628
                                                                                                    --------------
10 1/4% senior subordinated notes due 2009 (a)......................................................       300,000
Accumulated reductions in stockholders' equity of subsidiaries in excess of investments (b).........       177,010
Commitments and contingencies
Member's deficit:
   Accumulated deficit..............................................................................      (173,533)
   Accumulated other comprehensive deficit..........................................................          (352)
                                                                                                    --------------
         Total member's deficit ....................................................................      (173,885)
                                                                                                    --------------
                                                                                                    $      315,753
                                                                                                    ==============



(a) These notes mature in 2009 and do not require any amortization of principal prior thereto.
(b) The "Accumulated reductions in stockholders' equity of subsidiaries in excess of investments" include all of the direct and indirect owned subsidiaries of Triarc Consumer Products Group, LLC. The investments in subsidiaries aggregate to a negative balance as a result of aggregate dividends from subsidiaries in excess of the investments in the subsidiaries.



                                                                                                    SCHEDULE I (Continued)

            TRIARC CONSUMER PRODUCTS GROUP, LLC (PARENT COMPANY ONLY)
                        CONDENSED STATEMENT OF OPERATIONS
                                 (In thousands)

                                                                                                         For the Period
                                                                                                         from Inception,
                                                                                                        January 15, 1999,
                                                                                                            through
                                                                                                        January 2, 2000
                                                                                                        ---------------
Revenues and income:
    Equity in income of subsidiaries before extraordinary charges.......................................  $   27,705
    Interest income from RC/Arby's Corporation..........................................................      23,592
    Interest income other than from subsidiaries........................................................       1,122
                                                                                                          ----------
                                                                                                              52,419
                                                                                                          ----------

Costs and expenses:
    General and administrative.........................................................................          111
    Interest expense...................................................................................       28,079
                                                                                                          ----------
                                                                                                              28,190
                                                                                                          ----------

       Income before income taxes and extraordinary charges............................................       24,229
Benefit from income taxes .............................................................................        1,249
                                                                                                          ----------
       Income before extraordinary charges.............................................................       25,478
Equity in extraordinary charges of subsidiaries........................................................      (11,772)
                                                                                                          ----------
       Net income......................................................................................   $   13,706
                                                                                                          ==========







                                                                                                   SCHEDULE I (Continued)

            TRIARC CONSUMER PRODUCTS GROUP, LLC (PARENT COMPANY ONLY)
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                                       For the Period
                                                                                                       from Inception,
                                                                                                      January 15, 1999,
                                                                                                           through
                                                                                                       January 2, 2000
                                                                                                       ---------------

Cash flows from operating activities:
     Net income.........................................................................................$   13,706
     Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of deferred financing costs........................................................     1,141
        Change in due from/to subsidiaries and other affiliate .........................................   (13,186)
        Increase in accounts payable and accrued expenses...............................................    12,413
                                                                                                        ----------
             Net cash provided by operating activities..................................................    14,074
                                                                                                        ----------
Cash flows from investing activities:
     Loan to RC/Arby's Corporation......................................................................  (300,000)
     Dividends from subsidiaries in excess of equity in net income of subsidiaries......................   202,350
                                                                                                        ----------
           Net cash used in investing activities........................................................   (97,650)
                                                                                                        ----------
Cash flows from financing activities:
     Proceeds from long-term debt.......................................................................   300,000
     Dividends paid to Triarc Companies, Inc............................................................  (204,746)
     Deferred financing costs...........................................................................   (11,666)
                                                                                                        ----------
           Net cash provided by financing activities....................................................    83,588
                                                                                                        ----------
Net increase in cash and cash at end of period..........................................................$       12
                                                                                                        ==========




                                                                                                                     SCHEDULE II

                                      TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
                                                VALUATION AND QUALIFYING ACCOUNTS

                                                                   Additions
                                                         -----------------------------
                                          Balance at     Charged  to      Charged to         Deductions      Balance at
                                          Beginning        Costs and         Other              from           End of
          Description                      of Year         Expenses        Accounts           Reserves          Year
          -----------                      -------         --------        --------           --------          ----
                                                                         (In thousands)

   Year ended December 28, 1997:
      Receivables - allowance for
          doubtful accounts:
              Trade                       $    2,559    $    6,048  (1)    $   725   (2)   $    (1,361) (3)   $     7,971
              Affiliate                        2,551           975  (1)        --                 (256) (3)         3,270
                                          ----------    ----------         -------         -----------        -----------
                   Total                  $    5,110    $    7,023         $   725         $    (1,617)       $    11,241
                                          ==========    ==========         =======         ===========        ===========

   Year ended January 3, 1999:
      Receivables - allowance for
          doubtful accounts:
              Trade                       $    7,971    $    2,861         $    32   (2)   $    (5,313) (3)   $     5,551
              Affiliate                        3,270          (474) (4)        --               (2,796) (3)           --
                                          ----------    ----------         -------         -----------        -----------
                   Total                  $   11,241    $    2,387         $    32         $    (8,109)       $     5,551
                                          ==========    ==========         =======         ===========        ===========


   Year ended January 2, 2000:
      Receivables - allowance for
          doubtful accounts:
              Trade                       $    5,551    $    2,132  (5)    $   105    (2)  $    (2,147) (3)   $     5,641
              Affiliate                          --           (265) (4)        --                  265  (4)           --
                                          ----------    ----------         -------         -----------        -----------
                   Total                  $    5,551    $    1,867         $   105         $    (1,882)       $     5,641
                                          ==========    ==========         =======         ===========        ===========





(1) Includes $2,254,000 of trade and $975,000 of affiliate provisions charged to "Charges (credit) related to post-acquisition transition, integration and changes to business strategies."
(2)   Recoveries of accounts previously determined to be uncollectible.
(3)   Accounts determined to be uncollectible.
(4) Reversal of provision for doubtful accounts due to recoveries of accounts previously fully reserved.
(5) Net of $549,000 credited to "Charges (credit) related to post-acquisition transition, integration and changes to business strategies."