Form 10-Q
period 2000-04-02
TRIARC CONSUMER PRODUCTS GROUP LLC
filed 2000-05-17
CIK 1086090

--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2000
                                                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 333-78625-11
                        ------------

                       TRIARC CONSUMER PRODUCTS GROUP, LLC
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                       38-0471180
                --------                                       ----------
      (State or other jurisdiction                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)

       280 Park Avenue, New York, New York                       10017
       -----------------------------------                       -----
     (Address of principal executive offices)                 (Zip Code)

                                 (212) 451-3000
                                 --------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes (X)     No (  )

      All of the membership interests in the registrant are held by the registrant's parent, Triarc Companies, Inc.

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                        TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           January 2,         April 2,
                                                                            2000 (A)            2000
                                                                            --------            ----
                                                                                 (In thousands)
                                  ASSETS                                           (Unaudited)
Current assets:
   Cash and cash equivalents..............................................$   60,173        $  24,162
   Receivables............................................................    77,476          100,633
   Inventories............................................................    61,736           66,815
   Deferred income tax benefit ...........................................    16,422           16,422
   Prepaid expenses and other current assets .............................     6,362            7,598
                                                                          ----------        ---------
     Total current assets.................................................   222,169          215,630
Properties................................................................    25,261           30,697
Unamortized costs in excess of net assets of acquired companies...........   261,666          258,890
Trademarks................................................................   251,117          248,484
Other intangible assets...................................................    31,511           32,325
Deferred costs and other assets...........................................    36,491           35,277
                                                                          ----------        ---------
                                                                          $  828,215        $ 821,303
                                                                          ==========        =========

                           LIABILITIES AND MEMBER'S DEFICIT

Current liabilities:
   Current portion of long-term debt......................................$   41,894        $  40,194
   Accounts payable.......................................................    35,397           45,294
   Accrued expenses.......................................................    90,573           70,934
   Due to Triarc Companies, Inc...........................................    22,591           25,498
                                                                          ----------        ---------
     Total current liabilities............................................   190,455          181,920
Long-term debt............................................................   736,866          735,652
Deferred income taxes.....................................................    56,680           56,680
Deferred income and other liabilities.....................................    18,099           18,600
Member's deficit:
   Contributed capital....................................................       --             1,600
   Accumulated deficit....................................................  (173,533)        (172,791)
   Accumulated other comprehensive deficit................................      (352)            (358)
                                                                          ----------        ---------
     Total member's deficit ..............................................  (173,885)        (171,549)
                                                                          ----------        ---------
                                                                          $  828,215        $ 821,303
                                                                          ==========        =========



(A)  Derived from the audited consolidated financial statements as of January 2, 2000




   See  accompanying  notes  to  condensed   consolidated  financial statements.




                        TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Three months ended
                                                                        -------------------------
                                                                         April 4,      April 2,
                                                                           1999        2000
                                                                           ----        ----
                                                                             (In thousands)
                                                                               (Unaudited)

Revenues:
   Net sales............................................................$ 159,888       $170,345
   Royalties, franchise fees and other revenues.........................   18,303         19,673
                                                                        ---------       --------
                                                                          178,191        190,018
                                                                        ---------       --------
Costs and expenses:
   Cost of sales, excluding depreciation and amortization related to
     sales of $449,000 and $499,000.....................................   82,140         89,273
   Advertising, selling and distribution................................   47,756         46,372
   General and administrative ..........................................   22,283         24,724
   Depreciation and amortization, excluding amortization of deferred
      financing costs...................................................    7,852          8,323
   Capital structure reorganization related charges.....................    2,250            204
                                                                        ---------       --------
                                                                          162,281        168,896
                                                                        ---------       --------
     Operating profit ..................................................   15,910         21,122
Interest expense........................................................  (16,701)       (20,733)
Other income, net.......................................................    3,241          1,062
                                                                        ---------       --------
     Income before income taxes and extraordinary charges...............    2,450          1,451
Provision for income taxes..............................................   (1,213)          (709)
                                                                        ---------       --------
     Income before extraordinary charges................................    1,237            742
Extraordinary charges...................................................  (11,772)           --
                                                                        ---------       --------
     Net income (loss)..................................................$ (10,535)      $    742
                                                                        =========       ========



   See  accompanying  notes  to  condensed   consolidated  financial statements.




                        TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three months ended
                                                                            -----------------------
                                                                             April 4,       April 2,
                                                                               1999          2000
                                                                               ----          ----
                                                                                 (In thousands)
                                                                                  (Unaudited)

Cash flows from operating activities:
   Net income (loss)........................................................$(10,535)       $   742
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Amortization of costs in excess of net assets of acquired companies,
         trademarks and certain other items ................................   5,604          6,439
       Depreciation and amortization of properties..........................   2,248          1,884
       Amortization of deferred financing costs ............................   1,228            944
       Provision for doubtful accounts......................................     761            626
       Capital structure reorganization related charges.....................   2,250            204
       Write-off of unamortized deferred financing costs and interest
         rate cap agreement costs...........................................  10,938            --
       Other, net...........................................................   1,721            466
       Changes in operating assets and liabilities:
         Increase in receivables............................................ (24,021)       (23,783)
         Increase in inventories............................................ (13,518)        (5,079)
         Increase in prepaid expenses and other current assets..............  (3,286)        (1,236)
         Increase (decrease) in accounts payable and accrued expenses.......   1,100         (9,646)
         Increase (decrease) in due to Triarc Companies, Inc................  (4,098)         2,895
                                                                            --------        -------
           Net cash used in operating activities............................ (29,608)       (25,544)
                                                                            --------        -------
Cash flows from investing activities:
   Capital expenditures.....................................................  (1,545)        (7,371)
   Business acquisitions.................................................... (17,296)           (43)
   Other....................................................................      66           (138)
                                                                            --------        -------
           Net cash used in investing activities............................ (18,775)        (7,552)
                                                                            --------        -------
Cash flows from financing activities:
   Repayments of long-term debt.............................................(560,470)        (2,915)
   Proceeds from long-term debt............................................. 775,000            --
   Dividends................................................................(204,746)           --
   Deferred financing costs................................................. (27,821)           --
                                                                            --------        -------
           Net cash used in financing activities............................ (18,037)        (2,915)
                                                                            --------        -------
Net decrease in cash and cash equivalents................................... (66,420)       (36,011)
Cash and cash equivalents at beginning of period............................  72,792         60,173
                                                                            --------        -------
Cash and cash equivalents at end of period..................................$  6,372        $24,162
                                                                            ========        =======

  See  accompanying  notes  to  condensed   consolidated  financial statements.


              TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  April 2, 2000
                                   (Unaudited)

(1)  Basis of Presentation

     Triarc Consumer Products Group, LLC ("Triarc Consumer Products Group," and together with its subsidiaries, the "Company"), a wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"), was formed on January 15, 1999 and commenced operations on February 23, 1999 with the acquisition through a capital contribution of all of the capital stock previously owned directly or indirectly by Triarc of RC/Arby's Corporation ("RC/Arby's"), Triarc Beverage Holdings Corp. ("Triarc Beverage Holdings") and Stewart's Beverages Inc. ("Stewart's") and their subsidiaries. Effective May 17, 1999 Triarc Consumer Products Group contributed the stock of Stewart's to Triarc Beverage Holdings. Triarc Beverage Holdings, 99.9% owned, has as its principally wholly-owned subsidiaries Snapple Beverage Corp. ("Snapple"), Mistic Brands, Inc. ("Mistic") and, effective May 17, 1999, Stewart's. RC/Arby's has as its principal wholly-owned subsidiaries Royal Crown Company, Inc. ("Royal Crown") and Arby's Inc. ("Arby's"). The accompanying condensed consolidated statements of operations and cash flows for the three-month period ended April 4, 1999 present the consolidated results of operations and cash flows of Triarc Consumer Products Group as if it had been formed prior to January 4, 1999. The consolidated results of operations and cash flows of each of RC/Arby's, Triarc Beverage Holdings and Stewart's and their subsidiaries have been consolidated with Triarc Consumer Products Group since such entities were under the common control of Triarc and, accordingly, are presented on an "as-if pooling" basis prior to the contribution of their capital stock to Triarc Consumer Products Group.

     The accompanying unaudited condensed consolidated financial statements of Triarc Consumer Products Group have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of January 2, 2000 and April 2, 2000 and its results of operations and cash flows for the three-month periods ended April 4, 1999 and April 2, 2000 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000 (the "Form 10-K"). Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See Part II - "Other Information."

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1999 commenced on January 4, 1999 and ended on April 4, 1999 and the Company's first quarter of 2000 commenced on January 3, 2000 and ended on April 2, 2000. For purposes of these condensed consolidated financial statements, such periods are referred to herein as the three-month periods ended April 4, 1999 and April 2, 2000, respectively.

(2)  Inventories

     The following is a summary of the components of inventories (in thousands):

                                                      January 2,     April 2,
                                                         2000          2000
                                                         ----          ----

       Raw materials..................................$ 20,952       $ 24,127
       Work in process................................     397            545
       Finished goods.................................  40,387         42,143
                                                      --------       --------
                                                      $ 61,736       $ 66,815
                                                      ========       ========

(3)  Capital Structure Reorganization Related Charges

     The capital structure reorganization related charges of $2,250,000 and $204,000 recognized during the three months ended April 4, 1999 and April 2,
2000, respectively, resulted from equitable adjustments made in 1999 to the terms of outstanding options under the stock option plan (the "Triarc Beverage Plan") of Triarc Beverage Holdings to adjust for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets, from Triarc Beverage Holdings to Triarc, partially offset by the effect of the contribution of Stewart's to Triarc Beverage Holdings effective May 17, 1999.

     The Triarc Beverage Plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. As a result of these net distributions and the terms of the Triarc Beverage Plan, the exercise prices of the Triarc Beverage Holdings options granted in 1997 and 1998 were equitably adjusted in 1999 from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment of $51.34 and $39.40 per share, respectively, is due from the Company to the option holder following the exercise of the stock options and either (1) the sale by the option holder to the Company of shares of Triarc Beverage Holdings common stock received upon the exercise of the stock options or (2) the consummation of an initial public offering of Triarc Beverage Holdings common stock. The Company has accounted for the equitable adjustment in accordance with the intrinsic value method. Compensation expense is being recognized for the cash to be paid in connection with the exercise of the stock options ratably over the vesting period of the stock options. No compensation expense has been or will be recognized for the changes in the exercise prices of the outstanding options because such modifications to the options did not create a new measurement date under the intrinsic value method.

(4)  Income Taxes

     The Internal Revenue Service (the "IRS") has tentatively completed its examination of the Federal income tax returns of Triarc and its subsidiaries, including RC/Arby's, for the year ended April 30, 1993 and transition period ended December 31, 1993. In connection therewith, subject to final processing and approval by the IRS and pursuant to the Company's tax-sharing agreement with Triarc, RC/Arby's would owe Triarc additional taxes and accrued interest aggregating $434,000. Such additional taxes and accrued interest have been provided for prior to the year ended January 3, 1999.

(5)  Comprehensive Income (Loss)

     The following is a summary of the components of comprehensive income (loss) (in thousands):

                                                            Three months ended
                                                           ---------------------
                                                            April 4,    April 2,
                                                              1999       2000
                                                              ----       ----

       Net income (loss) ..................................$(10,535)   $    742
       Net change in currency translation adjustment.......     (78)         (6)
                                                            -------    --------
         Comprehensive income (loss).......................$(10,613)   $    736
                                                           ========    ========

(6)  Transactions with Related Parties

     On March 31, 2000 Triarc acquired certain assets, principally distribution rights, of California Beverage Company ("California Beverage"), a distributor of the Company's premium beverage products in the City and County of San Francisco, California, for cash of $1,600,000, subject to post-closing adjustment. Triarc in turn contributed those assets of California Beverage as a capital contribution to the Company.

     The Company continues to have certain related party transactions with Triarc of the same nature and general magnitude as those described in Note 18 to the consolidated financial statements in the Form 10-K. In addition, see Notes 3 and 4 above for discussion of certain other related party transactions for the three-month period ended April 2, 2000.

(7)  Legal and Environmental Matters

     The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for legal and environmental matters aggregating $1,714,000 as of April 2, 2000. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(8)  Business Segments

     The following is a summary of the Company's segment information (in thousands):

                                                                          Three months ended
                                                                        -----------------------
                                                                         April 4,     April 2,
                                                                           1999         2000
                                                                           ----         ----

     Revenues:
         Premium beverages.............................................$ 129,162      $ 140,631
         Soft drink concentrates.......................................   30,940         29,994
         Restaurant franchising........................................   18,089         19,393
                                                                       ---------      ---------
           Consolidated revenues.......................................$ 178,191      $ 190,018
                                                                       =========      =========

     Earnings before interest, taxes, depreciation and amortization:

         Premium beverages.............................................$   8,906 (a)  $  13,851  (a)
         Soft drink concentrates.......................................    5,215          5,401
         Restaurant franchising........................................    9,662         10,210
         General corporate.............................................      (21)           (17)
                                                                       ---------      ---------
           Consolidated earnings before interest, taxes, depreciation
               and amortization........................................   23,762         29,445
                                                                       ---------      ---------

     Less depreciation and amortization:
         Premium beverages.............................................    5,385          6,284
         Soft drink concentrates.......................................    1,918          1,500
         Restaurant franchising........................................      549            539
                                                                       ---------      ---------
           Consolidated depreciation and amortization..................    7,852          8,323
                                                                       ---------      ---------

     Operating profit:
         Premium beverages.............................................    3,521 (a)      7,567  (a)
         Soft drink concentrates.......................................    3,297          3,901
         Restaurant franchising........................................    9,113          9,671
         General corporate.............................................      (21)           (17)
                                                                       ---------      ---------
           Consolidated operating profit...............................   15,910         21,122
     Interest expense..................................................  (16,701)       (20,733)
     Other income, net.................................................    3,241          1,062
                                                                       ---------      ---------
           Consolidated income before income taxes and
               extraordinary charges...................................$   2,450      $   1,451
                                                                       =========      =========
------------

(a) Reflects the capital structure reorganization related charge of $2,250,000 and $204,000 recognized during the three months ended April 4, 1999 and April 2, 2000, respectively, discussed in Note 3.




(9)  Condensed Consolidating Financial Information

     The following condensed consolidating financial statements of the Company depict, in separate columns, the parent companies of each of the issuers of the $300.0 million aggregate principal amount of 10 1/4% senior subordinated notes due 2009 (Triarc Consumer Products Group and Triarc Beverage Holdings - collectively, the "Parent Companies") on a consolidated basis, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total. The condensed consolidating balance sheet as of January 2, 2000 was included in Note 21 to the consolidated financial statements in the Form 10-K.




                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                April 2, 2000
                                          ------------------------------------------------------------
                                            Parent                   Non-
                                          Companies  Guarantors  Guarantors  Eliminations Consolidated
                                          ---------  ----------  ----------  ------------ ------------
                                                                (In thousands)

                 ASSETS

Current assets:
   Cash and cash equivalents............  $     231   $  22,670  $   1,261     $     --    $  24,162
   Receivables..........................        --       98,219      2,414           --      100,633
   Inventories..........................        --       65,333      1,482           --       66,815
   Deferred income tax benefit..........        --       16,422        --            --       16,422
   Prepaid expenses and other
     current assets.....................        --        7,587         11           --        7,598
                                          ---------   ---------  ---------     ---------   ---------
        Total current assets............        231     210,231      5,168           --      215,630
Investment in subsidiaries..............        --       11,004        --        (11,004)        --
Intercompany receivables................      7,549      12,889      7,255       (27,693)        --
Properties..............................        --       26,948      3,749           --       30,697
Note receivable from RC/Arby's..........    300,000    (300,000)       --            --          --
Unamortized costs in excess of net
   assets of acquired companies.........        --      258,890        --            --      258,890
Trademarks..............................        --      248,484        --            --      248,484
Other intangible assets.................        --       32,325        --            --       32,325
Deferred costs and other assets.........     12,021      23,246         10           --       35,277
                                          ---------   ---------  ---------     ---------   ---------
                                          $ 319,801   $ 524,017  $  16,182     $ (38,697)  $ 821,303
                                          =========   =========  =========     =========   =========

   LIABILITIES AND MEMBER'S/STOCKHOLDERS'
      EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt....  $     --    $  40,194  $     --      $     --    $  40,194
   Accounts payable.....................        --       43,793      1,501           --       45,294
   Accrued expenses.....................      3,830      64,228      2,876           --       70,934
   Due to Triarc Companies, Inc.........        137      25,361        --            --       25,498
                                          ---------   ---------  ---------     ---------   ---------
        Total current liabilities.......      3,967     173,576      4,377           --      181,920
Long-term debt..........................    300,000     435,652        --            --      735,652
Intercompany payables...................     12,125      14,804        764       (27,693)        --
Accumulated reductions in stockholders'
   equity of subsidiaries in excess of
   investments..........................    175,204         --         --       (175,204)        --
Deferred income taxes...................        --       56,643         37           --       56,680
Deferred income and other liabilities...         54      18,546        --            --       18,600
Member's/stockholders' equity (deficit):
   Common stock.........................        --            4        526          (530)        --
   Contributed/additional paid-in capital     1,600      45,344      9,533       (54,877)      1,600
   Retained earnings (accumulated deficit) (172,791)   (220,194)     1,303       218,891    (172,791)
   Accumulated other comprehensive
     deficit............................       (358)       (358)      (358)          716        (358)
                                          ---------   ---------  ---------     ---------   ---------
        Total member's/stockholders'
             equity (deficit)...........   (171,549)   (175,204)    11,004       164,200    (171,549)
                                          ---------   ---------  ---------     ---------   ---------
                                          $ 319,801   $ 524,017  $  16,182     $ (38,697)  $ 821,303
                                          =========   =========  =========     =========   =========



                          CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                           Three Months Ended April 4, 1999
                                          ------------------------------------------------------------
                                            Parent                   Non-
                                           Companies  Guarantors  Guarantors Eliminations Consolidated
                                           ---------  ----------  ---------- ------------ ------------
                                                                (In thousands)

Revenues:
   Net sales............................  $     --    $ 158,098  $   1,790   $     --     $ 159,888
   Royalties, franchise fees and
     other revenues.....................        --       18,303        --          --        18,303
                                          ---------   ---------  ---------   ---------    ---------
                                                --      176,401      1,790         --       178,191
                                          ---------   ---------  ---------   ---------    ---------
Costs and expenses:
   Cost of sales, excluding depreciation
     and amortization...................        --       80,947      1,193         --        82,140
   Advertising, selling and distribution        --       47,472        284         --        47,756
   General and administrative...........        --       21,981        302         --        22,283
   Depreciation and amortization, excluding
     amortization of deferred financing
     costs..............................        --        7,842         10         --         7,852
   Capital structure reorganization related
     charge.............................        --        2,250        --          --         2,250
                                          ---------   ---------  ---------   ---------    ---------
                                                --      160,492      1,789         --       162,281
                                          ---------   ---------  ---------   ---------    ---------
     Operating profit...................        --       15,909          1         --        15,910
Interest expense........................     (3,334)    (13,367)       --          --       (16,701)
Interest income from RC/Arby's..........        430        (430)       --          --           --
Other income, net.......................      1,116       2,031         94         --         3,241
Equity in net income of subsidiaries before
   extraordinary charges................      2,335          95        --       (2,430)         --
                                          ---------   ---------  ---------   ---------    ---------
     Income before income taxes and
        extraordinary charges...........        547       4,238         95      (2,430)       2,450
(Provision for) benefit from income taxes       690      (1,903)       --          --        (1,213)
                                          ---------   ---------  ---------   ---------    ---------
     Income before extraordinary
        charges.........................      1,237       2,335         95      (2,430)       1,237
Extraordinary charges...................    (11,772)    (11,772)       --       11,772      (11,772)
                                          ---------   ---------  ---------   ---------    ---------
     Net income (loss)..................  $ (10,535)  $  (9,437) $      95   $   9,342    $ (10,535)
                                          =========   =========  =========   =========    =========






                                                           Three Months Ended April 2, 2000
                                           ----------------------------------------------------------
                                            Parent                   Non-
                                           Companies  Guarantors  Guarantors Eliminations Consolidated
                                           ---------  ----------  ---------- ------------ ------------
                                                                (In thousands)

Revenues:
   Net sales............................  $     --    $ 167,264  $   3,081   $     --     $ 170,345
   Royalties, franchise fees and
     other revenues.....................        --       19,673        --          --        19,673
                                          ---------   ---------  ---------   ---------    ---------
                                                --      186,937      3,081         --       190,018
                                          ---------   ---------  ---------   ---------    ---------
Costs and expenses:
   Cost of sales, excluding depreciation
     and amortization...................        --       86,925      2,348         --        89,273
   Advertising, selling and distribution        --       45,987        385         --        46,372
   General and administrative...........         15      24,397        312         --        24,724
   Depreciation and amortization, excluding
     amortization of deferred financing
     costs..............................        --        8,323        --          --         8,323
   Capital structure reorganization related
     charge.............................        --          204        --          --           204
                                          ---------   ---------  ---------   ---------    ---------
                                                 15     165,836      3,045         --       168,896
                                          ---------   ---------  ---------   ---------    ---------
     Operating profit (loss)............        (15)     21,101         36         --        21,122
Interest expense........................     (8,118)    (12,615)       --          --       (20,733)
Interest income from RC/Arby's..........      7,726      (7,726)       --          --           --
Other income, net.......................          4       1,099        (41)        --         1,062
Equity in net income of subsidiaries....        857          (5)       --         (852)          --
                                          ---------   ---------  ---------   ---------    ---------
     Income (loss) before income taxes..        454       1,854         (5)       (852)       1,451
(Provision for) benefit from income taxes       288        (997)       --          --          (709)
                                          ---------   ---------  ---------   ---------    ---------
     Net income (loss)..................  $     742   $     857  $      (5)  $    (852)   $     742
                                          =========   =========  =========   =========    =========




                          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                           Three Months Ended April 4, 1999
                                          ------------------------------------------------------------
                                            Parent                   Non-
                                           Companies  Guarantors  Guarantors Eliminations  Consolidated
                                           ---------  ----------  ---------- ------------  ------------
                                                                (In thousands)

Net cash used in operating activities...  $  (1,960)  $ (27,066) $    (582)  $     --      $(29,608)
                                          ---------   ---------  ---------   ---------     --------
Cash flows from investing activities:
   Business acquisition.................        --      (17,296)       --          --       (17,296)
   Capital expenditures.................        --       (1,545)       --          --        (1,545)
   Loan to RC/Arby's....................   (300,000)        --         --      300,000          --
   Dividends from subsidiaries..........    218,283         --         --     (218,283)         --
   Other................................        --           66        --          --            66
                                          ---------   ---------  ---------   ---------     --------
Net cash used in investing activities...    (81,717)    (18,775)       --       81,717      (18,775)
                                          ---------   ---------  ---------   ---------     --------
Cash flows from financing activities:
   Proceeds from long-term debt.........    300,000     475,000        --          --       775,000
   Repayments of long-term debt.........        --     (560,470)       --          --      (560,470)
   Dividends............................   (204,746)   (218,283)       --      218,283     (204,746)
   Deferred financing costs.............    (11,576)    (16,245)       --          --       (27,821)
   Loan from Triarc Consumer Products
     Group..............................        --      300,000        --     (300,000)         --
                                          ---------   ---------  ---------   ---------     -------
Net cash provided by (used in) financing
   activities...........................     83,678     (19,998)       --      (81,717)     (18,037)
                                          ---------   ---------  ---------   ---------     --------
Net increase (decrease) in cash and cash
   equivalents..........................          1     (65,839)      (582)        --       (66,420)
Cash and cash equivalents at beginning
   of period............................          1      71,335      1,456         --        72,792
                                          ---------   ---------  ---------   ---------     --------
Cash and cash equivalents at end of
   period...............................  $       2   $   5,496  $     874   $     --      $  6,372
                                          =========   =========  =========   =========     ========




                                                        Three Months Ended April 2, 2000
                                          ------------------------------------------------------------
                                             Parent                   Non-
                                           Companies  Guarantors  Guarantors Eliminations Consolidated
                                           ---------  ----------  ---------- ------------ ------------
                                                                (In thousands)

Net cash provided by (used in) operating
   activities...........................  $     127   $ (25,025) $      (1)  $    (645)    $(25,544)
                                          ---------   ---------  ---------   ---------     --------
Cash flows from investing activities:
   Capital expenditures.................        --       (7,343)       (28)        --        (7,371)
   Business acquisition.................        --          (43)       --          --           (43)
   Other................................        --         (138)       --          --          (138)
                                          ---------   ---------  ---------   ---------     --------
Net cash used in investing activities...        --       (7,524)       (28)        --        (7,552)
                                          ---------   ---------  ---------   ---------     --------
Cash flows from financing activities:
   Repayments of long-term debt.........        --       (2,915)       --          --        (2,915)
   Intercompany dividends...............        --         (645)       --          645          --
                                          ---------   ---------  ---------   ---------     --------
Net cash used in financing activities...        --       (3,560)       --          645       (2,915)
                                          ---------   ---------  ---------   ---------     --------
Net increase (decrease) in cash and
   cash equivalents.....................        127     (36,109)       (29)        --       (36,011)
Cash and cash equivalents at beginning
   of period............................        104      58,779      1,290         --        60,173
                                          ---------   ---------  ---------   ---------     --------
Cash and cash equivalents at end of
   period...............................  $     231   $  22,670  $   1,261   $    --       $ 24,162
                                          =========   =========  =========   =========     ========



              TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended January 2, 2000 of Triarc Consumer Products Group, LLC, a wholly-owned subsidiary of Triarc Companies, Inc. When we refer to "Triarc," we mean Triarc Companies, Inc. Triarc Consumer Products Group was formed on January 15, 1999 and commenced operations on February 23, 1999 with the acquisition through a capital contribution of all of the capital stock of RC/Arby's Corporation, Triarc Beverage Holdings Corp. and Stewart's Beverages Inc. and their subsidiaries. These companies previously had been held directly or indirectly by Triarc. Effective May 17, 1999 Triarc Consumer Products Group contributed the stock of Stewart's to Triarc Beverage Holdings. Triarc Beverage Holdings, 99.9% owned, is the parent of Snapple Beverage Corp., Mistic Brands, Inc. and, effective May 17, 1999, Stewart's. RC/Arby's is the parent of Royal Crown Company, Inc. and Arby's Inc. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects the consolidated results of operations for the three months ended April 4, 1999 of Triarc Consumer Products Group as if it had been formed prior to January 4, 1999. The consolidated results of operations of each of RC/Arby's, Triarc Beverage Holdings and Stewart's and their subsidiaries have been consolidated with Triarc Consumer Products Group since these entities were under the common control of Triarc and, accordingly, are presented on an "as-if pooling" basis prior to the contribution of their capital stock to Triarc Consumer Products Group.

      The recent trends affecting our premium beverage, soft drink concentrate and restaurant franchising segments are described in Item 7 of our Form 10-K.

      Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. See "Part II - Other Information."

      Our fiscal year consists of 52 or 53 weeks ending on the Sunday closest to December 31. Our first quarter of fiscal 1999 commenced on January 4, 1999 and ended on April 4, 1999 and our first quarter of fiscal 2000 commenced on January 3, 2000 and ended on April 2, 2000. When we refer to the "three months ended April 4, 1999" or the "1999 first quarter," we mean the period from January 4, 1999 to April 4, 1999; and when we refer to the "three months ended April 2, 2000" or the "2000 first quarter," we mean the period from January 3, 2000 to April 2, 2000.

Results of Operations

Revenues

      Our revenues increased $11.8 million to $190.0 million in the three months ended April 2, 2000 compared with the three months ended April 4, 1999. A discussion of the changes in revenues by segment is as follows:

      Premium Beverages -- Premium beverage revenues increased $11.5 million (8.9%) in the three months ended April 2, 2000 compared with the three months ended April 4, 1999. The increase, which relates entirely to sales of finished product, reflects higher volume and, to a lesser extent, higher average selling prices in the first quarter of 2000. The increase in volume principally reflects (1) sales in the 2000 first quarter of Snapple Elements(TM), a new product platform of herbally enhanced drinks introduced in April 1999, (2) higher sales of diet teas and other diet beverages and juice drinks, (3) higher sales of Stewart's products as a result of increased distribution in existing and new markets and (4) increased cases sold to retailers through Millrose Distributors, Inc. and Snapple Distributors of Long Island, Inc. principally reflecting the effect of an increased focus on our products as a result of our ownership of these distributors since their acquisitions on February 25, 1999 and January 2, 2000, respectively. The effect with respect to Millrose was for the full first quarter in 2000 compared with only the period from February 26 to April 4 in the 1999 first quarter. Such increases were partially offset by lower sales of WhipperSnapple(TM) in the 2000 first quarter. The higher average selling prices principally reflect (1) the effect of the Millrose and Long Island Snapple acquisitions whereby we sell product at higher prices directly to retailers subsequent to these acquisitions compared with sales at lower prices to distributors such as Millrose and Long Island Snapple and (2) selective price increases.

      Soft Drink Concentrates -- Soft drink concentrate revenues decreased $1.0 million (3.1%) in the three months ended April 2, 2000 compared with the three months ended April 4, 1999. This decrease is attributable to lower Royal Crown sales of concentrate entirely reflecting a decline in branded sales, primarily due to lower domestic volume reflecting continued competitive pricing pressures experienced by our bottlers. Such pressures began to lessen commencing in late 1999 and have continued that trend into the second quarter of 2000.

      Restaurant Franchising -- Restaurant franchising revenues increased $1.3 million (7.2%) in the three months ended April 2, 2000 compared with the three months ended April 4, 1999. This increase reflects higher royalty revenues and slightly higher franchise fee revenues. The increase in royalty revenues resulted from an average net increase of 90, or 2.9%, franchised restaurants and a 3.6% increase in same-store sales of franchised restaurants.

Gross Profit

      We calculate gross profit as total revenues less (1) costs of sales, excluding depreciation and amortization and (2) that portion of depreciation and amortization related to sales. Our gross profit increased $4.6 million to $100.2 million in the three months ended April 2, 2000 compared with the three months ended April 4, 1999. This increase was due to the effect of the higher sales volumes discussed above, partially offset by a slight decrease in our aggregate gross margins, which we compute as gross profit divided by total revenues, to 53% from 54%. The decrease in gross margins reflects the higher concentration of revenues in the premium beverage segment, which had a 1% decrease in gross margins, despite a 1% increase in the soft drink concentrate segment. A discussion of the changes in gross margins by segment is as follows:

      Premium Beverages -- Gross margins decreased slightly to 41% during the 2000 first quarter from 42% during the 1999 first quarter. The decrease in gross margins was principally due to the effects of (1) a shift in product mix to lower-margin products in the 2000 first quarter, (2) $0.7 million of increased provisions for obsolete inventory resulting from higher levels of raw materials and finished goods inventories that passed their shelf lives during the 2000 first quarter and that were not timely used and (3) increased production costs in the 2000 first quarter resulting from higher fees charged to us by our co-packers. Such decreases were substantially offset by the positive effect on gross margins from (1) the selective price increases and (2) the effect of the higher selling prices resulting from the Millrose acquisition for the full 2000 first quarter compared with only a portion of the 1999 first quarter and the Long Island Snapple acquisition, both as referred to above.

      Soft Drink Concentrates -- Gross margins increased 1% to 77% during the 2000 first quarter from 76% during the 1999 first quarter. This increase was due to the conversion, commencing in December 1999, from our use of the raw material aspartame to the less costly Ace-K sucralose blend in our diet products.

      Restaurant Franchising -- Gross margins during each period are 100% because royalties and franchise fees constitute the total revenues of the segment with no associated cost of sales.

Advertising, Selling and Distribution Expenses

      Our advertising, selling and distribution expenses decreased $1.4 million to $46.4 million in the three months ended April 2, 2000. A discussion of the changes in advertising, selling and distribution expenses by segment is as follows:

      Premium Beverages -- Advertising, selling and distribution expenses decreased $1.0 million (2.9%) to $32.6 million in the 2000 first quarter compared with the 1999 first quarter. This decrease was principally due to an overall decrease in promotional spending principally reflecting a decrease in discounts offered to distributors participating in our cold drink equipment purchasing program and a shift to shorter, less costly radio advertising, partially offset by higher employee compensation and related benefit costs reflecting an increase in the number of sales and distribution employees.

      Soft Drink Concentrates -- Advertising, selling and distribution expenses decreased $0.3 million (2.4%) to $13.7 million in the 2000 first quarter compared with the 1999 first quarter reflecting continued lower bottler promotional reimbursements and other promotional spending resulting from the decline in branded concentrate sales volume.

      Restaurant Franchising -- Advertising, selling and distribution expenses decreased $0.1 million (46.7%) to $0.1 million in the 2000 first quarter compared with the 1999 first quarter reflecting a decrease in the provision for doubtful accounts.

General and Administrative Expenses

      Our general and administrative expenses increased $2.4 million to $24.7 million in the three months ended April 2, 2000. A discussion of the changes in general and administrative expenses by segment is as follows:

      Premium Beverages -- General and administrative expenses increased $1.8 million (18.9%) to $11.5 million in the 2000 first quarter compared with the 1999 first quarter reflecting (1) increased expenses as a result of the full effect in the 2000 first quarter of the Millrose acquisition and the effect of the Long Island Snapple acquisition and (2) increases in compensation and related benefit costs primarily due to an increased number of employees.

      Soft Drink Concentrates -- General and administrative expenses decreased $0.2 million (5.2%) to $4.1 million in the 2000 first quarter compared with the 1999 first quarter primarily reflecting a decrease in travel expenses in the 2000 first quarter.

      Restaurant Franchising -- General and administrative expenses increased $0.8 million (10.1%) to $9.1 million in the 2000 first quarter compared with the 1999 first quarter. This increase principally reflects (1) provisions in the 2000 first quarter for costs to support a change in distributors for a majority of franchisees for food and other products and, to a lesser extent, (2) an increase in compensation and related benefit costs due to an increased number of employees.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
   Costs

      Our depreciation and amortization, excluding amortization of deferred financing costs, increased $0.5 million to $8.3 million in the 2000 first quarter. A discussion of the changes in depreciation and amortization, excluding amortization of deferred financing costs, by segment is as follows:

      Premium Beverages -- Depreciation and amortization, excluding amortization of deferred financing costs, increased $0.9 million (16.7%) to $6.3 million in the 2000 first quarter compared with the 1999 first quarter principally reflecting an increase in amortization of costs in excess of net assets acquired, which we refer to as Goodwill, trademarks and other intangibles, as a result of the full effect in the 2000 quarter of the Millrose acquisition and the effect of the Long Island Snapple acquisition.

      Soft Drink Concentrates -- Depreciation and amortization, excluding amortization of deferred financing costs, decreased $0.4 million (21.8%) to $1.5 million in the 2000 first quarter primarily due to the effect of nonrecurring 1999 depreciation on $3.7 million of soft drink vending machines purchased in January 1998 becoming fully depreciated over periods throughout 1999.

      Restaurant   Franchising  --  Depreciation  and  amortization,   excluding
      amortization of deferred financing costs, was unchanged at $0.5 million in both the 2000 and 1999 first quarters.

Capital Structure Reorganization Related Charges

      The capital structure reorganization related charges of $0.2 million and $2.3 million in the 2000 and 1999 first quarters, respectively, reflect equitable adjustments that were made to the terms of outstanding options under the stock option plan of Triarc Beverage Holdings. The Triarc Beverage Holdings plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. The exercise prices of outstanding options under the Triarc Beverage Holdings plan were equitably adjusted in 1999 to adjust for the effects of net distributions of $91.3 million, principally consisting of transfers of cash and deferred tax assets from Triarc Beverage Holdings to Triarc partially offset by the effect of the contribution of Stewart's to Triarc Beverage Holdings effective May 17, 1999. The exercise prices of the Triarc Beverage Holdings options granted in 1997 and 1998 were equitably adjusted in 1999 from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment of $51.34 and $39.40 per share, respectively, is due from us to the option holder following the exercise of the stock options and either (1) the sale by the option holder to us of shares of Triarc Beverage Holdings common stock received upon the exercise of the stock options or (2) the consummation of an initial public offering of Triarc Beverage Holdings common stock. Triarc Beverage Holdings is responsible for the cash payment to its employees who are option holders and Triarc is responsible for the cash payment to its employees who are option holders either directly or through reimbursement to Triarc Beverage Holdings. We have accounted for the equitable adjustment in accordance with the intrinsic value method. Commencing with the first quarter of 1999 we are recognizing compensation expense for the aggregate maximum $4.1 million of cash to be paid in connection with the exercise of the stock options, net of credits for forfeitures of non-vested stock options of terminated employees, assuming all remaining Triarc Beverage Holdings stock options held by Triarc Beverage Holdings employees either have vested or will become vested, ratably over the vesting period. The initial charge relating to these equitable adjustments was recorded in the 1999 first quarter and, therefore, the 1999 first quarter charge of $2.3 million includes the portion of the aggregate cash to be paid to the extent of the vesting of the options held by employees of Triarc Beverage Holdings through April 4, 1999. The $0.2 million charge in the 2000 first quarter represents the portion of the cash to be paid in connection with the exercise of the stock options to the extent of the vesting of the options held by employees of Triarc Beverage Holdings during that quarter. We expect to recognize additional pre-tax charges relating to this equitable adjustment of $0.4 million in the remainder of 2000 and $0.2 million in 2001 as the affected stock options held by employees of Triarc Beverage Holdings continue to vest. No compensation expense has been or will be recognized for the changes in the exercise prices of the outstanding options because those modifications to the options did not create a new measurement date under the intrinsic value method.

Interest Expense

      Interest expense increased $4.0 million to $20.7 million in the 2000 first quarter reflecting higher average levels of debt during the 2000 first quarter due to the full quarter effect of increases from a February 25, 1999 debt refinancing and, to a lesser extent, higher average interest rates in the 2000 period. Such refinancing consisted of (1) the issuance of $300.0 million of 10 1/4% senior subordinated notes due 2000 and (2) $475.0 million borrowed under a senior bank credit facility and the repayment of (1) $284.3 million under a former credit facility of Triarc Beverage Holdings and (2) $275.0 million of 9 3/4% senior secured notes due 2000 of RC/Arby's.

Other Income, Net

      Other income, net decreased $2.2 million to $1.1 million in the 2000 first quarter. This decrease was principally due to (1) a $1.6 million decrease in interest income on cash equivalents in the 2000 first quarter as a result of lower average amounts of cash equivalents in the 2000 first quarter compared with the 1999 first quarter and (2) a $0.3 million decrease in our gains on lease terminations recognized by the restaurant franchising segment in the 2000 first quarter which result from the settlement of lease obligations related to the restaurants that were sold in 1997 which were not assumed by the purchaser.

Income Taxes

      The provision for income taxes represented effective rates of 49% in the 2000 first quarter and 50% in the 1999 first quarter. The effective tax rate is lower in the 2000 quarter principally due to the impact of the amortization of non- deductible Goodwill, the effect of which is lower in the 2000 first quarter due to higher projected 2000 full-year pre-tax income compared with the then projected 1999 full-year pre-tax income as of the end of the 1999 first quarter.

Extraordinary Charges

      The 1999 first quarter extraordinary charges aggregating $11.8 million resulted from the early extinguishment of borrowings under the former credit facility of Triarc Beverage Holdings and the RC/Arby's 9 3/4% notes and consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $10.8 million and (b) interest rate cap agreement costs of $0.1 million and (2) the payment of a $7.7 million redemption premium on the RC/Arby's 9 3/4% notes, less income tax benefit of $6.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

      Our consolidated operating activities used cash and cash equivalents, which we refer to in this discussion as cash, of $25.5 million during the three months ended April 2, 2000 reflecting cash used by changes in operating assets and liabilities of $36.8 million partially offset by (1) net income of $0.7 million, (2) net non-cash charges, principally depreciation and amortization, of $10.1 million and (3) other of $0.5 million.

      The cash used by changes in operating assets and liabilities of $36.8 million reflects increases in receivables of $23.8 million, inventories of $5.1 million and prepaid expenses and other current assets of $1.2 million and a decrease in accounts payable and accrued expenses of $9.6 million, all partially offset by an increase in due to Triarc of $2.9 million. The increase in receivables principally results from seasonally higher sales in February and March 2000 compared with November and December 1999. The increase in inventories was due to seasonal buildups in anticipation of the peak spring and summer selling season in our beverage businesses. The related increase in accounts payable reflecting the increased inventory purchases was more than offset by a decrease in accrued expenses principally relating to (1) a $10.4 million reduction in accrued compensation and related benefits principally due to the payment of previously accrued incentive compensation and (2) an $8.5 million reduction in accrued interest principally due to the semi-annual interest payment of $16.0 million made in February 2000 on the $300.0 million of 10 1/4% senior notes.

      Despite the $25.5 million of cash used in operating activities in the 2000 first quarter, we expect positive cash flows from operations during the remainder of 2000 due to (1) the expectation of increasingly profitable operations for the remainder of the year due to the seasonality of the beverage business with the spring and summer months as the peak season and (2) the significant seasonal factors impacting the cash used in the 2000 first quarter for operating assets which should not recur during the remainder of 2000 and should substantially reverse.

Working Capital and Capitalization

      Working capital, which equals current assets less current liabilities, was $33.7 million at April 2, 2000, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.2:1. Our working capital increased $2.0 million from January 2, 2000 principally due to working capital provided by operations in excess of capital expenditures and reclassifications of long-term debt to current liabilities.

      Our capitalization at April 2, 2000 aggregated $604.3 million consisting of $775.8 million of long-term debt, including current portion, less $171.5 million of member's deficit. Our total capitalization decreased $0.6 million from January 2, 2000 principally due to repayments of long-term debt of $2.9 million partially offset by (1) the $1.6 million capital contribution to us from Triarc of certain assets it acquired of California Beverage Company discussed below under "Acquisitions" and (2) our net income of $0.7 million.

Debt Agreements

      We maintain a $535.0 million senior bank credit facility entered into by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's which consists of a $475.0 million term facility under which there were $468.4 million of term loans outstanding as of April 2, 2000 and a $60.0 million revolving credit facility which provides for borrowings by Snapple, Mistic, Stewart's, Royal Crown or RC/Arby's. They may make revolving loan borrowings of up to 80% of eligible accounts receivable plus 50% of eligible inventories. There were no outstanding revolving credit loans as of April 2, 2000. At April 2, 2000 there was $59.9 million of borrowing availability under the revolving credit facility. However, $28.0 million of the revolving credit facility was subsequently utilized through borrowings of revolving credit loans made on May 4, 2000 in order to fund the excess cash flow prepayment discussed in the following paragraph.

     Revolving loans will be due in full in 2005. Scheduled maturities of the term loans for the remainder of 2000 are $6.6 million, increasing annually through 2006 with a final payment in 2007. In addition to scheduled maturities of the term loans, we are also required to make mandatory annual prepayments in an amount, if any, currently equal to 75% of excess cash flow as defined in the credit agreement. The mandatory prepayments will be applied on a pro rata basis to the remaining outstanding balances of each of the three classes of the term loans except that any lender that has term B or term C loans outstanding may elect not to have its pro rata share of the loans repaid. Any amount prepaid and not applied to term B loans or term C loans as a result of the election would be applied first to the outstanding balance of term A loans and second to any outstanding balance of revolving loans, with any remaining amount being returned to us. In that connection, we made a $28.3 million prepayment on May 4, 2000 in respect of the year ended January 2, 2000, of which $25.7 million was the pro rata share applicable to the term B and term C loans. Certain lenders of term B and term C loans elected not to accept an aggregate $8.8 million of the prepayment and, accordingly, this amount was applied to term A loans. The application of the excess cash flow prepayment had the effect of reducing the scheduled maturities of the term loans during the last three quarters of 2000 by $1.0 million to $5.6 million. Accordingly, our payments under the term loans during the last three quarters of 2000 will aggregate $33.9 million, consisting of the $28.3 million excess cash flow prepayment and the $5.6 million of adjusted scheduled maturities. Under the credit agreement, we can make voluntary prepayments of the term loans, although as of April 2, 2000, we have not made any voluntary prepayments. However, if we make voluntary prepayments of term B and term C loans, which have $123.8 million and $301.9 million outstanding as of April 2, 2000, we will incur prepayment penalties of 1.0% and 1.5%, respectively, of any future amounts of those term loans prepaid through February 25, 2001.

      We have $300.0 million principal amount of 10 1/4% senior subordinated notes due 2009 which mature in 2009 and do not require any amortization of principal prior to 2009.

      We have a note payable to a beverage co-packer in an outstanding principal amount of $2.5 million as of April 2, 2000 which is due during the last three quarters of 2000.

      Our long-term debt repayments during the last three quarters of 2000 are expected to be $37.8 million, including $33.9 million under the term loans and $2.5 million under the note payable to a beverage co-packer, both as discussed above.

Debt Agreement Restrictions and Guarantees

      Under the credit facility substantially all of our assets, other than cash and cash equivalents, are pledged as security. In addition, our obligations relating to (1) the 10 1/4% notes are guaranteed by Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and (2) the credit facility are guaranteed by Triarc Consumer Products Group, Triarc Beverage Holdings and substantially all of the domestic subsidiaries of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's. As collateral for the guarantees under the credit facility, all of the stock of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged. The guarantees under the 10 1/4% notes are full and unconditional, are on a joint and several basis and are unsecured.

      Our debt agreements contain various covenants which (1) require periodic financial reporting, (2) require meeting financial amount and ratio tests, (3) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of debt prior to maturity, with exceptions, (c) investments, (d) asset dispositions and (e) affiliate transactions other than on an arms-length basis and (4) restrict the payment of dividends, loans or advances to Triarc. Under the most restrictive of these covenants, we cannot pay any dividends or make any loans or advances to Triarc other than permitted one-time distributions, including dividends, paid to Triarc in 1999. We were in compliance with all of these covenants as of April 2, 2000.

     Arby's remains contingently responsible for operating and capitalized lease payments, if the purchaser does not make such required lease payments, assumed by the purchaser in connection with the restaurants sale of approximately $117.0 million as of May 1997 when the Arby's restaurants were sold and $89.0 million as of April 2, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled payments through that date. Further, Triarc has guaranteed mortgage notes and equipment notes payable to FFCA Mortgage Corporation assumed by the purchaser in connection with the restaurants sale of $54.7 million as of May 1997 and $48.0 million as of April 2, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled repayments through that date. In addition, a subsidiary of ours is a co-obligor with the purchaser of the Arby's restaurants and Triarc is a guarantor under a loan, the repayments of which are being made by the purchaser, with an aggregate principal amount of $0.5 million as of April 2, 2000.

Capital Expenditures

      Cash capital expenditures amounted to $7.4 million during the 2000 first quarter. We expect that cash capital expenditures will approximate $8.3 million for the remainder of 2000 for which there were $2.9 million of outstanding commitments as of April 2, 2000. Our planned capital expenditures include amounts for cold drink equipment, co- packing equipment and remaining expenditures for a premium beverage packing line at one of our company-owned distributors.

Acquisitions

     On March 31, 2000 Triarc acquired, and contributed to us, certain assets, principally distribution rights, of California Beverage Company, a distributor of our premium beverage products in the City and County of San Francisco, California, for cash of $1.6 million, subject to post-closing adjustment. On May 16, 2000 Triarc acquired, and contributed to us, certain assets, principally distribution rights, of Northern Glacier Ltd. d/b/a Taormina Lighthouse, a distributor of our Mistic premium beverage products in five counties in New Jersey and who will continue as our sub-distributor in two of those counties, for an aggregate purchase price of $2.2 million, subject to post-closing adjustment. Of the purchase price, $1.9 million was paid through offset of accounts receivable and a note receivable otherwise owed to us by the seller, which are to be reimbursed to us by Triarc, and $0.3 million is to be paid by Triarc to the seller following the conclusion of the seller's sub-distributorship. To further our growth strategy, we will consider additional selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent we have available resources to do so.

Management Services Fees

      We receive from Triarc various management services, including legal, accounting, tax, insurance and financial, under two management services agreements with our combined beverage businesses and Arby's. Under these agreements we pay Triarc fixed fees on a quarterly basis in arrears, including annual cost of living adjustments. The total with respect to fiscal year 2000 will be $10.8 million. In addition, as of April 2, 2000 we owe $2.6 million to Triarc with respect to the 1999 fourth quarter.

Income Taxes

      We are included in the consolidated Federal income tax return of Triarc. Under a tax-sharing agreement with Triarc, we are required to pay to Triarc amounts relating to Federal income taxes based on our consolidated taxable income on a stand-alone basis. While no tax-sharing payments were made during the 2000 first quarter, a tax-sharing payment of $1.4 million with respect to that quarter was made during the second quarter of 2000. We expect to make additional quarterly tax-sharing payments during the remainder of 2000 pursuant to the tax-sharing agreement.

      The Internal Revenue Service has tentatively completed its examination of the Federal income tax returns of Triarc and its subsidiaries, including RC/Arby's, for the year ended April 30, 1993 and transition period ended December 31, 1993. In connection with these 1993 examination, subject to final processing and approval by the Internal Revenue Service and pursuant to our tax-sharing agreement with Triarc, RC/Arby's would owe Triarc additional taxes and accrued interest totaling $0.4 million.

Cash Requirements

      As of April 2, 2000, our consolidated cash requirements for the remainder of 2000, exclusive of operating cash flow requirements which include tax-sharing payments and management services fees to Triarc as discussed above, consist principally of (1) debt principal repayments aggregating $37.8 million, (2) capital expenditures of approximately $8.3 million and (3) business acquisitions by us, if any. We anticipate meeting all of these requirements through (1) $24.2 million of existing cash and cash equivalents, (2) cash flows from operations and (3) the $59.9 million of availability as of April 2, 2000 under our $60.0 million revolving credit facility.

Triarc Consumer Products Group

      Triarc Consumer Products Group is a holding company whose primary asset is a $300.0 million unsecured promissory note receivable from RC/Arby's and whose primary liability consists of the $300.0 million principal amount of 10 1/4% notes. The RC/Arby's note has a stated interest rate of 10.33% and is due in 2009. The cash requirements of Triarc Consumer Products Group are semi-annual interest on the 10 1/4% notes and any general corporate expenses. Triarc Consumer Products Group's principal source of cash is semi-annual interest on the RC/Arby's note. Triarc Consumer Products Group's subsidiaries can pay dividends or advances to Triarc Consumer Products Group to the extent interest on the 10 1/4% notes and up to $0.2 million of general corporate expenses exceed the interest income on the RC/Arby's note, but cannot currently pay any other dividends or advances under the terms of the credit facility described above.

      Triarc Consumer Products Group's cash requirements for the remainder of 2000 consist of the August 2000 semi-annual interest payment of $15.4 million under the 10 1/4% notes and, to a much lesser extent, any general corporate expenses. Triarc Consumer Products Group expects to meet its cash requirements for the remainder of 2000 through the $15.5 million of interest to be received in August 2000 on the RC/Arby's note and existing cash of $0.1 million.

Legal and Environmental Matters

      We are involved in litigation, claims and environmental matters incidental to our businesses. We have reserves for legal and environmental matters of $1.7 million as of April 2, 2000. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information and given our reserves, we do not believe that these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

      Our beverage and restaurant franchising businesses are seasonal. In our beverage businesses, the highest revenues occur during the spring and summer, between April and September. Accordingly, our second and third quarters reflect the highest revenues and our first and fourth quarters have lower revenues from the beverage businesses. The royalty revenues of our restaurant franchising business are somewhat higher in our fourth quarter and somewhat lower in our first quarter. Accordingly, consolidated revenues will generally be highest during the second and third fiscal quarters of each year. Our earnings before interest, taxes, depreciation and amortization and operating profit are also highest during the second and third fiscal quarters of each year and lowest in the first fiscal quarter. This principally results from the higher beverage revenues in the second and third fiscal quarters while general and administrative expenses and depreciation and amortization, excluding amortization of deferred financing costs, are generally recorded ratably in each quarter either as incurred or allocated to quarters based on time expired. Our first fiscal quarter earnings before interest, taxes, depreciation and amortization and operating profit have also been lower due to advertising production costs which typically are higher in the first quarter in anticipation of the peak spring and summer beverage selling season and which are recorded the first time the related advertising takes place.

Recently Issued Accounting Pronouncements

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires derivatives be recorded on the balance sheet at fair value and establishes more restrictive criteria for hedge accounting. Statement 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for our fiscal year beginning January 1, 2001. Although we have not yet completed the process of identifying all of our derivative instruments, the only derivative which we have currently identified is an interest rate cap agreement on certain of our long-term debt. We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement 133 should have no effect on our consolidated financial position or results of operations. However, the provisions of Statement 133 are complex and we are just beginning our evaluation of the implementation requirements of Statement 133 and, accordingly, are unable to determine at this time the impact it will have on our consolidated financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes and, to a much lesser extent, foreign currency fluctuations.

     Policies and Procedures -- In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates and fluctuations in the value of foreign currencies using financial instruments we deem appropriate.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we assess the relative proportions of our debt under fixed versus variable rates. We generally use purchased interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually are at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. We currently have one interest rate cap agreement relating to interest on $243.2 million of our aggregate $468.4 million of variable-rate term loans under our senior bank credit facility which provides for a cap which was approximately 2% higher than the prevailing interest rate at April 2, 2000.

Foreign Currency Risk

     Our objective in managing our exposure to foreign currency fluctuations is also to limit the impact of such fluctuations on earnings and cash flows. We have a relatively limited amount of exposure to (1) export sales revenues and related receivables denominated in foreign currencies and (2) investments in foreign subsidiaries which are subject to foreign currency fluctuations. Our primary export sales exposures relate to sales in Canada, the Caribbean and Europe. We monitor these exposures and periodically determine our need for use of strategies intended to lessen or limit our exposure to these fluctuations. However, foreign export sales and foreign operations for our most recent full fiscal year ended January 2, 2000 represented only 5% of our revenues and an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at January 2, 2000 would not have had a material effect on our consolidated financial position or results of operations. At the present time, we do not hedge our foreign currency exposures as we do not believe this exposure to be material.

Overall Market Risk

     With regard to overall market risk, we attempt to mitigate our exposure to such risks by assessing the relative proportion of our investments in cash and cash equivalents and the relatively stable and risk-minimized returns available on such investments. At April 2, 2000, our excess cash was primarily invested in commercial paper with maturities of less than 90 days and money market funds which, due to their short-term nature, minimizes our overall market risk.

Sensitivity Analysis

     All of our market risk sensitive instruments are instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at April 2, 2000 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.


     The following table reflects the estimated effects on the market value of our financial instruments as of April 2, 2000 based upon assumed immediate adverse effects as noted below (in thousands):

                                                    April 2, 2000
                                               ----------------------
                                               Carrying     Interest
                                                Value      Rate Risk
                                                -----      ---------

    Cash equivalents...........................$ 17,560     $   --
    Long-term debt............................. 775,846      (4,684)

     The cash equivalents are short-term in nature with a maturity of three months or less when acquired and, as such, a change in interest rates of one percentage point would not have a material impact on our consolidated financial position or results of operations.

     The sensitivity analysis of long-term debt assumes an instantaneous increase in market interest rates of one percentage point from their levels at April 2, 2000, with all other variables held constant. The increase of one percentage point with respect to our long-term debt (1) represents an assumed average 10% decline in earnings as the weighted average interest rate of our variable-rate debt at April 2, 2000 approximated 10% and (2) relates only to our variable-rate debt since a change in interest rates would not affect interest expense on our fixed-rate debt. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on our consolidated results of operations and not our consolidated financial position.

Part II.    Other Information

      This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Consumer Products Group, LLC and its subsidiaries (collectively, "TCPG" or "the Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our expectations and are susceptible to a number of risks, uncertainties and other factors and our actual results, performance  or  achievements  may differ  materially  from any future  results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of positive or adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in consumer tastes and demographic patterns; the success of multi-branding; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials, ingredients and supplies; the potential impact on franchisees' store level sales and resulting royalty revenues that could arise from interruptions in the distribution of supplies of food and other products to franchisees; general economic, business and political conditions in the countries and territories where the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including franchising laws, accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its subsidiaries detailed in our other current and periodic reports filed with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Item 5.  Other Information

      On May 16, 2000, our parent, Triarc Companies, Inc. ("Triarc"), acquired certain of the assets of Northern Glacier Ltd. d/b/a Taormina Lighthouse, including the distribution rights for Mistic products in certain counties in New Jersey, for an aggregate purchase price of $2.2 million, subject to post-closing adjustment. The assets acquired by Triarc were contributed to our subsidiary Millrose, L.P.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      4.1 - First Amendment dated as of April 1, 2000 to Credit Agreement dated as of February 25, 1999 among Snapple Beverage Corp., Mistic Brands, Inc., Stewart's Beverages, Inc. (f/k/a Cable Car Beverage Corporation), RC/Arby's Corporation and Royal Crown Company, Inc., as the Borrowers, various financial institutions, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the Lenders, Morgan Stanley Senior Funding, Inc., as the Documentation Agent for the Lenders, and The Bank of New York, as the Administrative Agent for the Lenders, incorporated herein by reference to Exhibit 4.1 to Triarc Companies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2000 (SEC file no. 1-2201).

      27.1 - Financial Data Schedule for the three-month period ended April 2, 2000, submitted to the Securities and Exchange Commission in electronic format.

      27.2 - Financial Data Schedule for the three-month period ended April 4, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.

(b)   Reports on Form 8-K

      None

                                  Exhibit Index

Exhibit
  No.                       Description                              Page No.

4.1 - First Amendment dated as of April 1, 2000 to Credit Agreement dated as of February 25, 1999 among Snapple Beverage Corp., Mistic Brands, Inc., Stewart's Beverages, Inc. (f/k/a Cable Car Beverage Corporation), RC/Arby's Corporation and Royal Crown Company, Inc., as the Borrowers, various financial institutions, as the Lenders, DLJ Capital Funding,
              Inc., as the Syndication Agent for the Lenders, Morgan Stanley Senior Funding, Inc., as the Documentation Agent for the Lenders, and The Bank of New York, as the Administrative Agent for the Lenders incorporated herein by reference to Exhibit
              4.1 to Triarc Companies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2000 (SEC file no. 1-2201).

27.1 - Financial Data Schedule for the three-month period ended April 2, 2000, submitted to the Securities and Exchange Commission in electronic format.

27.2 -        Financial  Data Schedule for the  three-month  period
              ended April 4, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRIARC CONSUMER PRODUCTS GROUP, LLC
                                         (Registrant)



Date:  May 17, 2000                       By: /S/ JOHN L. BARNES, JR.
                                          ---------------------------
                                          John L. Barnes, Jr.
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (On behalf of the Company)



                                          By: /S/ FRED H. SCHAEFER
                                          ------------------------------
                                          Fred H. Schaefer
                                          Vice President and
                                          Chief Accounting Officer
                                          (Principal accounting officer)