Form 10-Q
period 2000-07-02
TRIARC CONSUMER PRODUCTS GROUP LLC
filed 2000-08-16
CIK 1086090

-------------------------------------------------------------------------------




                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 333-78625-11
                        ------------

                       TRIARC CONSUMER PRODUCTS GROUP, LLC
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                          38-0471180
                 --------                          ----------
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)

  280 Park Avenue, New York, New York                10017
   -----------------------------------               -----
 (Address of principal executive offices)         (Zip Code)

                                 (212) 451-3000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

              TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            January 2,           July 2,
                                                                                             2000 (A)             2000
                                                                                             --------             ----
                                                                                                    (In thousands)
                                                                                                      (Unaudited)

                                     ASSETS

Current assets:
    Cash and cash equivalents.............................................................$     60,173          $    22,321
    Receivables...........................................................................      77,476              122,310
    Inventories...........................................................................      61,736               85,011
    Deferred income tax benefit ..........................................................      16,422               16,422
    Prepaid expenses and other current assets ............................................       6,362                7,695
                                                                                          ------------          -----------
      Total current assets................................................................     222,169              253,759
Properties................................................................................      25,261               31,680
Unamortized costs in excess of net assets of acquired companies...........................     261,666              256,067
Trademarks................................................................................     251,117              245,817
Other intangible assets...................................................................      31,511               33,208
Deferred costs and other assets...........................................................      36,491               33,464
                                                                                          ------------          -----------
                                                                                          $    828,215          $   853,995
                                                                                          ============          ===========

                           LIABILITIES AND MEMBER'S DEFICIT

Current liabilities:
    Current portion of long-term debt.....................................................$     41,894          $    41,064
    Accounts payable......................................................................      35,397               56,968
    Accrued expenses......................................................................      90,573              100,285
    Due to Triarc Companies, Inc..........................................................      22,591               18,928
                                                                                          ------------          -----------
      Total current liabilities...........................................................     190,455              217,245
Long-term debt............................................................................     736,866              723,336
Deferred income taxes.....................................................................      56,680               56,680
Deferred income and other liabilities.....................................................      18,099               18,532
Member's deficit:
    Contributed capital...................................................................         --                 3,691
    Accumulated deficit...................................................................    (173,533)            (165,049)
    Accumulated other comprehensive deficit...............................................        (352)                (440)
                                                                                          ------------          -----------
      Total member's deficit .............................................................    (173,885)            (161,798)
                                                                                          ------------          -----------
                                                                                          $    828,215          $   853,995
                                                                                          ============          ===========



(A)   Derived from the audited consolidated financial statements as of January 2, 2000



   See  accompanying  notes  to  condensed   consolidated financial statements.



              TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three months ended                Six months ended
                                                                ------------------------       --------------------------
                                                                 July 4,          July 2,         July 4,       July 2,
                                                                  1999             2000            1999          2000
                                                                  ----             ----            ----          ----
                                                                                     (In thousands)
                                                                                       (Unaudited)

Revenues:
    Net sales...................................................$   230,379     $  244,522     $    390,267   $   414,867
    Royalties, franchise fees and other revenues................     20,447         21,647           38,750        41,320
                                                                -----------     ----------     ------------   -----------
                                                                    250,826        266,169          429,017       456,187
                                                                -----------     ----------     ------------   -----------
Costs and expenses:
    Cost of sales, excluding depreciation and amortization
      related to sales of $501,000, $553,000, $951,000 and
      $1,052,000................................................    120,753        128,294          202,893       217,567
    Advertising, selling and distribution.......................     66,290         68,246          114,046       114,618
    General and administrative .................................     23,025         25,329           45,308        50,053
    Depreciation and amortization, excluding amortization
      of deferred financing costs...............................      7,986          8,508           15,838        16,831
    Capital structure reorganization related charges ...........        750            204            3,000           408
                                                                -----------     ----------     ------------   -----------
                                                                    218,804        230,581          381,085       399,477
                                                                -----------     ----------     ------------   -----------
      Operating profit .........................................     32,022         35,588           47,932        56,710
Interest expense................................................    (19,861)       (21,163)         (36,562)      (41,896)
Other income, net...............................................      1,096            751            4,337         1,813
                                                                -----------     ----------     ------------   -----------
      Income before income taxes and extraordinary
         charges................................................     13,257         15,176           15,707        16,627
Provision for income taxes......................................     (6,628)        (7,434)          (7,841)       (8,143)
                                                                -----------     ----------     ------------   -----------
      Income before extraordinary charges.......................      6,629          7,742            7,866         8,484
Extraordinary charges...........................................        --             --           (11,772)          --
                                                                -----------     ----------     ------------   ----------
      Net income (loss).........................................$     6,629     $    7,742     $     (3,906)  $     8,484
                                                                ===========     ==========     ============   ===========

   See  accompanying  notes  to  condensed   consolidated financial statements.





              TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Six months ended
                                                                                             ----------------------------
                                                                                               July 4,          July 2,
                                                                                                1999             2000
                                                                                                ----             ----
                                                                                                    (In thousands)
                                                                                                     (Unaudited)

Cash flows from operating activities:
    Net income (loss)........................................................................$  (3,906)         $   8,484
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Amortization of costs in excess of net assets of acquired companies,
           trademarks and certain other items ...............................................   11,444             12,911
         Depreciation and amortization of properties.........................................    4,394              3,920
         Amortization of deferred financing costs ...........................................    2,202              1,981
         Write-off of unamortized deferred financing costs and interest rate cap
           agreement costs...................................................................   10,938                --
         Provision for doubtful accounts.....................................................    1,699                948
         Capital structure reorganization related charges....................................    3,000                408
         Provision for deferred income taxes.................................................    2,480                --
         Other, net..........................................................................     (831)               955
         Changes in operating assets and liabilities:
           Increase in receivables...........................................................  (49,263)           (45,572)
           Increase in inventories...........................................................  (22,318)           (23,085)
           Decrease (increase) in prepaid expenses and other current assets..................      446             (1,250)
           Increase in accounts payable and accrued expenses  ...............................   24,895             31,248
           Increase (decrease) in due to Triarc Companies, Inc...............................    6,332             (3,675)
                                                                                             ---------          ---------
              Net cash used in operating activities..........................................   (8,488)           (12,727)
                                                                                             ---------          ---------
Cash flows from investing activities:
    Capital expenditures.....................................................................   (3,688)           (10,259)
    Business acquisitions....................................................................  (17,376)              (177)
    Other....................................................................................      428               (329)
                                                                                             ---------          ---------
              Net cash used in investing activities..........................................  (20,636)           (10,765)
                                                                                             ---------          ---------
Cash flows from financing activities:
    Repayments of long-term debt............................................................. (563,143)           (42,360)
    Proceeds from long-term debt.............................................................  775,000             28,000
    Dividends................................................................................ (204,746)               --
    Deferred financing costs.................................................................  (28,458)               --
                                                                                             ---------          --------
              Net cash used in financing activities..........................................  (21,347)           (14,360)
                                                                                             ---------          ---------
Net decrease in cash and cash equivalents....................................................  (50,471)           (37,852)
Cash and cash equivalents at beginning of period.............................................   72,792             60,173
                                                                                             ---------          ---------
Cash and cash equivalents at end of period...................................................$  22,321          $  22,321
                                                                                             =========          =========



   See  accompanying  notes  to  condensed   consolidated financial statements.

              TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 2, 2000
                                   (Unaudited)

(1)   Basis of Presentation

      Triarc Consumer Products Group, LLC ("Triarc Consumer Products Group," and together with its subsidiaries, the "Company"), a wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"), was formed on January 15, 1999 and commenced operations on February 23, 1999 with the acquisition through a capital contribution of all of the capital stock previously owned directly or indirectly by Triarc of RC/Arby's Corporation ("RC/Arby's"), Snapple Beverage Group, Inc. ("Snapple Beverage Group"), formerly Triarc Beverage Holdings Corp., and Stewart's Beverages, Inc. ("Stewart's") and their subsidiaries. Effective May 17, 1999, Triarc Consumer Products Group contributed the stock of Stewart's to Snapple Beverage Group. Snapple Beverage Group, 99.9% owned, has as its principally wholly-owned subsidiaries Snapple Beverage Corp. ("Snapple"), Mistic Brands, Inc. ("Mistic") and, effective May 17, 1999, Stewart's. RC/Arby's has as its principal wholly-owned subsidiaries Royal Crown Company, Inc. ("Royal Crown") and Arby's, Inc. ("Arby's"). The accompanying condensed consolidated statements of operations and cash flows for the six-month period ended July 4, 1999 present the consolidated results of operations and cash flows of Triarc Consumer Products Group as if it had been formed prior to January 4, 1999. The consolidated results of operations and cash flows of each of RC/Arby's, Snapple Beverage Group and, prior to May 17, 1999, Stewart's and their subsidiaries have been consolidated with Triarc Consumer Products Group since such entities were under the common control of Triarc and, accordingly, are presented on an "as-if pooling" basis prior to the contribution of their capital stock to Triarc Consumer Products Group.

      The accompanying unaudited condensed consolidated financial statements of Triarc Consumer Products Group have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of January 2, 2000 and July 2, 2000, its results of operations for the three-month and six-month periods ended July 4, 1999 and January 2, 2000 and its cash flows for the six-month periods ended July 4, 1999 and July 2, 2000 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000 (the "Form 10-K"). Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual
results,   performance  or achievements  of  the  Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See Part II - "Other Information."

      The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first half of 1999 commenced on January 4, 1999 and ended on July 4, 1999, with its second quarter commencing on April 5, 1999 and the Company's first half of 2000 commenced on January 3, 2000 and ended on July 2, 2000, with its second quarter commencing on April 3, 2000. For purposes of these condensed consolidated financial statements, the periods (1) from January 4, 1999 to July 4, 1999 and April 5, 1999 to July 4, 1999 are referred to below as the six-month and three-month periods ended July 4, 1999, respectively, and (2) from January 3, 2000 to July 2, 2000 and April 3, 2000 to July 2, 2000 are referred to below as the six-month and three-month periods ended July 2, 2000, respectively.

(2)   Inventories

      The  following  is  a  summary  of  the  components  of  inventories   (in
thousands):

                                                   January 2,          July 2,
                                                      2000              2000
                                                      ----              ----

         Raw materials............................$   20,952         $   27,647
         Work in process..........................       397                426
         Finished goods...........................    40,387             56,938
                                                  ----------         ----------
                                                  $   61,736         $   85,011
                                                  ==========         ==========

(3)   Capital Structure Reorganization Related Charges

      The capital structure reorganization related charges of $750,000 and $3,000,000 recognized during the three-month and six-month periods ended July 4, 1999, respectively, and $204,000 and $408,000 recognized during the three-month and six-month periods ended July 2, 2000, respectively, resulted from equitable adjustments made in 1999 to the terms of then outstanding options under the stock option plan (the "Snapple Beverage Plan") of Snapple Beverage Group to adjust for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets, from Snapple Beverage Group to Triarc partially offset by the effect of the contribution of Stewart's to Snapple Beverage Group effective May 17, 1999.

      The Snapple Beverage Plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. As a result of these net distributions and the terms of the Snapple Beverage Plan, the exercise prices of the Snapple Beverage Group options granted in 1997 and 1998 were equitably adjusted in 1999 from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment of $51.34 and $39.40 per share, respectively, is due to the option holder following the exercise of the stock options and either (1) the sale by the option holder to the Company of shares of Snapple Beverage Group common stock received upon the exercise of the stock options or (2) the consummation of an initial public offering of Snapple Beverage Group common stock (see Note 9). The Company is responsible for the cash payment to its employees who are option holders and Triarc is responsible for the cash payment to its employees who are option holders either directly or through reimbursement to the Company. The Company has accounted for the equitable adjustment in accordance with the intrinsic value method. Compensation expense is being recognized for the cash to be paid in connection with the exercise of the stock options ratably over the vesting period of the stock options. No compensation expense has been or will be recognized for the changes in the exercise prices of the outstanding options because such modifications to the options did not create a new measurement date under the intrinsic value method.

(4)   Income Taxes

      The Internal Revenue Service (the "IRS") has completed its examination of the Federal income tax returns of Triarc and its subsidiaries, including RC/Arby's, for the fiscal year ended April 30, 1993 and transition period ended December 31, 1993. In connection therewith, pursuant to the Company's tax-sharing agreement with Triarc, RC/Arby's owes Triarc additional taxes and accrued interest aggregating $434,000. Such additional taxes and accrued interest have been provided for prior to the year ended January 3, 1999.

(5)   Comprehensive Income (Loss)

      The  following  is a summary of the  components  of  comprehensive  income
(loss) (in thousands):


                                                    Three months ended     Six months ended
                                                   --------------------   -------------------
                                                    July 4,    July 2,     July 4,    July 2,
                                                     1999       2000        1999       2000
                                                     ----       ----        ----       ----

         Net income (loss) ........................$  6,629   $  7,742    $ (3,906)  $  8,484
         Net change in currency translation
                adjustment.........................     (33)       (82)       (111)       (88)
                                                    -------   --------    --------   --------
           Comprehensive income (loss).............$  6,596   $  7,660    $ (4,017)  $  8,396
                                                   ========   ========    ========   ========


(6)   Transactions with Related Parties

      On March 31, 2000 Triarc acquired certain assets, principally distribution rights, of California Beverage Company ("California Beverage"), a distributor of the Company's premium beverage products in the City and County of San Francisco, California, for cash of $1,620,000 including expenses of $20,000. On April 19, 2000 Triarc acquired certain inventories of California Beverage for cash of $146,000. Triarc in turn contributed the assets of California Beverage it acquired as a capital contribution to the Company.

      On May 16, 2000 Triarc acquired certain assets, principally distribution rights, of Northern Glacier Ltd. ("Northern Glacier"), a distributor of the Company's Mistic premium beverage products in five counties in New Jersey who will continue as the Company's sub-distributor in two of those counties, for an aggregate purchase price of $2,200,000, subject to post-closing adjustments. Of the purchase price, $1,870,000 was paid through offset of accounts receivable and a note receivable otherwise owed to the Company by the seller, which were reimbursed to the Company by Triarc, $275,000 is to be paid by Triarc or the Company to the seller following the conclusion of the seller's sub-distributorship arrangement and $55,000 was paid by Triarc in cash. Triarc contributed the acquired assets of Northern Glacier, to the extent paid for by Triarc, as a capital contribution to the Company. Such assets paid for by Triarc excluded those related to the $275,000 deferred payment, the liability for which was recognized by the Company.

      The Company continues to have certain related party transactions with Triarc of the same nature and general magnitude as those described in Note 18 to the consolidated financial statements in the Form 10-K. In addition, see Notes 3 and 4 above for discussion of certain other related party transactions for the six-month period ended July 2, 2000.

(7)   Legal and Environmental Matters

      The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for legal and environmental matters aggregating $1,667,000 as of July 2, 2000. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(8)   Business Segments

      The following is a summary of the Company's segment information (in thousands):


                                                                 Three months ended                Six months ended
                                                            ---------------------------     ----------------------------
                                                              July 4,           July 2,       July 4,          July 2,
                                                               1999              2000          1999             2000
                                                               ----              ----          ----             ----
      Revenues:
          Premium beverages.................................$  196,370       $  208,780     $ 325,532       $   349,411
          Soft drink concentrates...........................    34,344           36,104        65,284            66,098
          Restaurant franchising............................    20,112           21,285        38,201            40,678
                                                            ----------       ----------     ---------       -----------
              Consolidated revenues.........................$  250,826       $  266,169     $ 429,017       $   456,187
                                                            ==========       ==========     =========       ===========

      Earnings before interest, taxes, depreciation and amortization:

          Premium beverages (a).............................$   22,724       $   25,792     $  31,630       $    39,643
          Soft drink concentrates...........................     5,293            5,777        10,508            11,178
          Restaurant franchising............................    12,012           12,537        21,674            22,747
          General corporate.................................       (21)             (10)          (42)              (27)
                                                            ----------       ----------     ---------       -----------
              Consolidated earnings before interest,
                taxes, depreciation and amortization........    40,008           44,096        63,770            73,541
                                                            ----------       ----------     ---------       -----------

      Less depreciation and amortization:
          Premium beverages.................................     5,662            6,459        11,047            12,743
          Soft drink concentrates...........................     1,791            1,508         3,709             3,008
          Restaurant franchising............................       533              541         1,082             1,080
                                                            ----------       ----------     ---------       -----------
              Consolidated depreciation and amortization....     7,986            8,508        15,838            16,831
                                                            ----------       ----------     ---------       -----------

      Operating profit:
          Premium beverages (a).............................    17,062           19,333        20,583            26,900
          Soft drink concentrates...........................     3,502            4,269         6,799             8,170
          Restaurant franchising............................    11,479           11,996        20,592            21,667
          General corporate.................................       (21)             (10)          (42)              (27)
                                                            ----------       ----------     ---------       -----------
              Consolidated operating profit.................    32,022           35,588        47,932            56,710
      Interest expense......................................   (19,861)         (21,163)      (36,562)          (41,896)
      Other income, net.....................................     1,096              751         4,337             1,813
                                                            ----------       ----------     ---------       -----------
              Consolidated income before income taxes
                and extraordinary charges...................$   13,257       $   15,176     $  15,707       $    16,627
                                                            ==========       ==========     =========       ===========
------------

(a) Reflects the capital restructure reorganization related charge of $750,000 and $3,000,000 recognized during the three-month and six-month periods ended July 4, 1999, respectively, and $204,000 and $408,000 recognized during the three-month and six-month periods ended July 2, 2000, respectively, discussed in Note 3.

(9)   Snapple Beverage Group Initial Public Offering

      Snapple Beverage Group, as restructured (see below), currently intends to issue an estimated $100,000,000 of its common stock in an initial public offering (the "Offering"). These shares will be registered pursuant to a registration statement on Form S-1 that has been filed with the SEC but which has not yet been declared effective.

      Assuming the successful completion of the Offering, the Company will be restructured (the "Restructuring"). In accordance with the restructuring transactions, Snapple Beverage Group will be transferred to RC/Arby's, the restaurant franchising business will be reclassified as discontinued operations, RC/Arby's (parent company) and the restaurant franchising business will then be effectively distributed from Triarc Consumer Products Group to Triarc and, as a result of a series of transactions, Triarc Consumer Products Group will then effectively merge into Snapple Beverage Group.

      Also assuming the successful completion of the Offering, Snapple Beverage Group will receive an estimated $178,000,000 capital contribution from
RC/Arby's, representing the net proceeds of a financing of its restaurant business. Snapple Beverage Group is also expected to enter into a new credit facility consisting of up to $195,000,000 of term loans and a $50,000,000 revolving credit facility. No borrowings under the new revolving credit facility are expected to occur at the time of the completion of the Offering. The net proceeds of the Offering and the term loan borrowings under the new credit facility, together with all of the cash and cash equivalents of RC/Arby's and the restaurant business and all but $2,000,000 of the cash and cash equivalents of Snapple Beverage Group, as restructured, are expected to be used to (1) repay prior to maturity all outstanding borrowings under the Company's existing credit facility and accrued interest thereon and (2) pay (a) prepayment penalties resulting from the prepayment of certain of the outstanding term loans and (b) fees and expenses relating to the Offering and the consummation of the new credit facility. The early extinguishment of the borrowings under the existing credit facility will result in an extraordinary charge at the time the borrowings under the existing credit facility are repaid prior to maturity for the write-off of previously unamortized deferred financing costs and the payment of the aforementioned prepayment penalties, less income tax benefit, which, as of July 2, 2000, would have amounted to $11,567,000.

(10)  Condensed Consolidating Financial Information

      The following condensed consolidating financial statements of the Company depict, in separate columns, the parent companies of each of the issuers of the $300,000,000 aggregate principal amount of 10 1/4% senior subordinated notes due 2009 (Triarc Consumer Products Group and Snapple Beverage Group - collectively, the "Parent Companies") on a consolidated basis, those subsidiaries which are guarantors, those subsidiaries which are non-guarantors, elimination adjustments and the consolidated total.



                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                               January 2, 2000
                                                   -----------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

            ASSETS

Current assets:
    Cash and cash equivalents....................  $       104   $    58,779    $    1,290    $       --    $    60,173
    Receivables..................................          --         76,522           954            --         77,476
    Inventories..................................          --         61,131           605            --         61,736
    Deferred income tax benefit..................          --         16,422           --             --         16,422
    Prepaid expenses and other
      current assets.............................          --          6,342            20            --          6,362
                                                   -----------   -----------    ----------    -----------   -----------
         Total current assets....................          104       219,196         2,869            --        222,169
Investment in subsidiaries.......................          --          2,072           --          (2,072)          --
Intercompany receivables.........................        7,549         5,033           --         (12,582)          --
Properties.......................................          --         24,513           748            --         25,261
Note receivable from RC/Arby's...................      300,000      (300,000)          --             --            --
Unamortized costs in excess of net
    assets of acquired companies.................          --        261,666           --             --        261,666
Trademarks.......................................          --        251,117           --             --        251,117
Other intangible assets..........................          --         31,511           --             --         31,511
Deferred costs and other assets..................       12,368        24,111            12            --         36,491
                                                   -----------   -----------    ----------    -----------   -----------
                                                   $   320,021   $   519,219    $    3,629    $   (14,654)  $   828,215
                                                   ===========   ===========    ==========    ===========   ===========

    LIABILITIES AND MEMBER'S/STOCKHOLDERS'
        EQUITY (DEFICIT)

Current liabilities:
    Current portion of long-term debt............  $       --    $    41,894    $      --     $       --    $    41,894
    Accounts payable.............................           45        34,937           415            --         35,397
    Accrued expenses.............................       12,368        77,777           428            --         90,573
    Due to Triarc Companies, Inc.................           72        22,519           --             --         22,591
                                                   -----------   -----------    ----------    -----------   -----------
         Total current liabilities...............       12,485       177,127           843            --        190,455
Long-term debt...................................      300,000       436,866           --             --        736,866
Intercompany payables............................        4,357         7,549           676        (12,582)          --
Accumulated reductions in stockholders'
    equity of subsidiaries in excess of
    investments..................................      177,010           --            --        (177,010)          --
Deferred income taxes............................          --         56,642            38            --         56,680
Deferred income and other liabilities............           54        18,045           --             --         18,099
Member's/stockholders' equity (deficit):
    Common stock.................................          --              4           526           (530)          --
    Contributed/additional paid-in capital.......          --         43,744         3,807        (47,551)          --
    Accumulated deficit..........................     (173,533)     (220,406)       (1,919)       222,325      (173,533)
    Accumulated other comprehensive
      deficit....................................         (352)         (352)         (342)           694          (352)
                                                   -----------   -----------    ----------    -----------   -----------
         Total member's/stockholders'
              equity (deficit)...................     (173,885)     (177,010)        2,072        174,938      (173,885)
                                                   -----------   -----------    ----------    -----------   -----------
                                                   $   320,021   $   519,219    $    3,629    $   (14,654)  $   828,215
                                                   ===========   ===========    ==========    ===========   ===========






                                                                                July 2, 2000
                                                   ----------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

            ASSETS

Current assets:
    Cash and cash equivalents....................  $       233   $    21,029    $    1,059    $       --    $    22,321
    Receivables..................................          --        120,585         1,725            --        122,310
    Inventories..................................          --         84,433           578            --         85,011
    Deferred income tax benefit..................          --         16,422           --             --         16,422
    Prepaid expenses and other
      current assets.............................          --          7,561           134            --          7,695
                                                   -----------   -----------    ----------    -----------   -----------
         Total current assets....................          233       250,030         3,496            --        253,759
Investment in subsidiaries.......................          --          1,517           --          (1,517)          --
Intercompany receivables.........................        3,188           953           --          (4,141)          --
Properties.......................................          --         30,922           758                       31,680
Note receivable from RC/Arby's...................      300,000      (300,000)          --             --            --
Unamortized costs in excess of net
    assets of acquired companies.................          --        256,067           --             --        256,067
Trademarks.......................................          --        245,817           --             --        245,817
Other intangible assets..........................          --         33,208           --             --         33,208
Deferred costs and other assets..................       11,683        21,771            10            --         33,464
                                                   -----------   -----------    ----------    -----------   -----------
                                                   $   315,104   $   540,285    $    4,264    $    (5,658)  $   853,995
                                                   ===========   ===========    ==========    ===========   ===========

    LIABILITIES AND MEMBER'S/STOCKHOLDERS'
         EQUITY (DEFICIT)

Current liabilities:
    Current portion of long-term debt............  $       --    $    41,064    $      --     $       --    $    41,064
    Accounts payable.............................          --         55,773         1,195            --         56,968
    Accrued expenses.............................       10,980        88,705           600            --        100,285
    Due to Triarc Companies, Inc.................          144        18,784           --             --         18,928
                                                   -----------   -----------    ----------    -----------   -----------
         Total current liabilities...............       11,124       204,326         1,795            --        217,245
Long-term debt...................................      300,000       423,336           --             --        723,336
Intercompany payables............................           38         3,188           915         (4,141)          --
Accumulated reductions in stockholders'
    equity of subsidiaries in excess of
    investments..................................      165,687           --            --        (165,687)          --
Deferred income taxes............................          --         56,643            37            --         56,680
Deferred income and other liabilities............           53        18,479           --             --         18,532
Member's/stockholders' equity (deficit):
    Common stock.................................          --              4           526           (530)          --
    Contributed/additional paid-in capital.......        3,691        47,435         3,807        (51,242)        3,691
    Accumulated deficit..........................     (165,049)     (212,686)       (2,369)       215,055      (165,049)
    Accumulated other comprehensive
      deficit....................................         (440)         (440)         (447)           887          (440)
                                                   -----------   -----------    ----------    -----------   -----------
         Total member's/stockholders'
              equity (deficit)...................     (161,798)     (165,687)        1,517        164,170      (161,798)
                                                   -----------   -----------    ----------    -----------   -----------
                                                   $   315,104   $   540,285    $    4,264    $    (5,658)  $   853,995
                                                   ===========   ===========    ==========    ===========   ===========




                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                        Six Months Ended July 4, 1999
                                                    ----------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

Revenues:
    Net sales....................................  $       --    $   387,682    $    2,585    $       --    $   390,267
    Royalties, franchise fees and
      other revenues.............................          --         38,749             1            --         38,750
                                                   -----------   -----------    ----------    -----------   -----------
                                                           --        426,431         2,586            --        429,017
                                                   -----------   -----------    ----------    -----------   -----------
Costs and expenses:
    Cost of sales, excluding depreciation
      and amortization...........................          --        201,115         1,778            --        202,893
    Advertising, selling and distribution........          --        113,632           414            --        114,046
    General and administrative...................          --         44,694           614            --         45,308
    Depreciation and amortization, excluding
      amortization of deferred financing
      costs......................................          --         15,819            19            --         15,838
    Capital structure reorganization related
      charges....................................          --          3,000           --             --          3,000
                                                   -----------   -----------    ----------    -----------   -----------
                                                           --        378,260         2,825            --        381,085
                                                   -----------   -----------    ----------    -----------   -----------
      Operating profit...........................          --         48,171          (239)           --         47,932
Interest expense.................................      (11,351)      (25,211)          --             --        (36,562)
Interest income from RC/Arby's...................        8,157        (8,157)          --             --            --
Other income, net................................        1,116         2,870           351            --          4,337
Equity in net income of subsidiaries before
    extraordinary charges........................        9,646           112           --          (9,758)          --
                                                   -----------   -----------    ----------    -----------   ----------
      Income before income taxes and
         extraordinary charges...................        7,568        17,785           112         (9,758)       15,707
(Provision for) benefit from income taxes........          298        (8,139)          --             --         (7,841)
                                                   -----------   -----------    ----------    -----------   -----------
      Income before extraordinary
         charges.................................        7,866         9,646           112         (9,758)        7,866
Extraordinary charges............................      (11,772)      (11,772)          --          11,772       (11,772)
                                                   -----------   -----------    ----------    -----------   -----------
      Net income (loss)..........................  $    (3,906)  $    (2,126)   $      112    $     2,014   $    (3,906)
                                                   ===========   ===========    ==========    ===========   ===========






                                                                        Six Months Ended July 2, 2000
                                                   ----------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

Revenues:
    Net sales....................................  $       --    $   412,357    $    2,510    $       --    $   414,867
    Royalties, franchise fees and
      other revenues.............................          --         41,320           --             --         41,320
                                                   -----------   -----------    ----------    -----------   -----------
                                                           --        453,677         2,510            --        456,187
                                                   -----------   -----------    ----------    -----------   -----------
Costs and expenses:
    Cost of sales, excluding depreciation
      and amortization...........................          --        215,711         1,856            --        217,567
    Advertising, selling and distribution........          --        114,102           516            --        114,618
    General and administrative...................           22        49,385           646            --         50,053
    Depreciation and amortization, excluding
      amortization of deferred financing
      costs......................................          --         16,829             2            --         16,831
    Capital structure reorganization related
      charges....................................          --            408           --             --            408
                                                   -----------   -----------    ----------    -----------   -----------
                                                            22       396,435         3,020            --        399,477
                                                   -----------   -----------    ----------    -----------   -----------
      Operating profit (loss)....................          (22)       57,242          (510)           --         56,710
Interest expense.................................      (16,122)      (25,774)          --             --        (41,896)
Interest income from RC/Arby's...................       15,453       (15,453)          --             --            --
Other income, net................................            6         1,741            66            --          1,813
Equity in net income (loss) of subsidiaries......        8,364          (444)          --          (7,920)          --
                                                   -----------   -----------    ----------    -----------   ----------
      Income (loss) before income taxes..........        7,679        17,312          (444)        (7,920)       16,627
(Provision for) benefit from income taxes........          805        (8,948)          --             --         (8,143)
                                                   -----------   -----------    ----------    -----------   -----------
      Net income (loss)..........................  $     8,484   $     8,364    $     (444)   $    (7,920)  $     8,484
                                                   ===========   ===========    ==========    ===========   ===========






                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended July 4, 1999
                                                   ----------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

Net cash provided by (used in) operating
    activities...................................  $     1,181   $    (8,710)   $     (959)   $       --    $    (8,488)
                                                   -----------   -----------    ----------    -----------   -----------
Cash flows from investing activities:
    Business acquisition.........................          --        (17,376)          --             --        (17,376)
    Capital expenditures.........................          --         (3,686)           (2)           --         (3,688)
    Loan to RC/Arby's............................     (300,000)          --            --         300,000           --
    Dividends from subsidiaries..................      215,208           --            --        (215,208)          --
    Other........................................          --            428           --             --            428
                                                   -----------   -----------    ----------    -----------   -----------
Net cash used in investing
    activities...................................      (84,792)      (20,634)           (2)        84,792       (20,636)
                                                   -----------   -----------    ----------    -----------   -----------
Cash flows from financing activities:
    Proceeds from long-term debt.................      300,000       475,000           --             --        775,000
    Repayments of long-term debt.................          --       (563,143)          --             --       (563,143)
    Dividends....................................     (204,746)     (215,208)          --         215,208      (204,746)
    Deferred financing costs.....................      (11,636)      (16,822)          --             --        (28,458)
    Loan from Triarc Consumer Products
      Group......................................          --        300,000           --        (300,000)          --
                                                   -----------   -----------    ----------    -----------   ----------
Net cash provided by (used in) financing
    activities...................................       83,618       (20,173)          --         (84,792)      (21,347)
                                                   -----------   -----------    ----------    -----------   -----------
Net increase (decrease) in cash and cash
    equivalents..................................            7       (49,517)         (961)           --        (50,471)
Cash and cash equivalents at beginning
    of period....................................            1        71,335         1,456            --         72,792
                                                   -----------   -----------    ----------    -----------   -----------
Cash and cash equivalents at end of period ......  $         8   $    21,818    $      495    $       --    $    22,321
                                                   ===========   ===========    ==========    ===========   ===========







                                                                        Six Months Ended July 2, 2000
                                                    ---------------------------------------------------------------------
                                                       Parent                       Non-
                                                      Companies    Guarantors    Guarantors   Eliminations   Consolidated
                                                      ---------    ----------    ----------   ------------   ------------
                                                                               (In thousands)

Net cash provided by (used in) operating
    activities...................................  $       129   $   (11,992)   $     (219)   $      (645)  $   (12,727)
                                                   -----------   -----------    ----------    -----------   -----------
Cash flows from investing activities:
    Capital expenditures.........................          --        (10,247)          (12)           --        (10,259)
    Business acquisition.........................          --           (177)          --             --           (177)
    Other........................................          --           (329)          --             --           (329)
                                                   -----------   -----------    ----------    -----------   -----------
Net cash used in investing activities............          --        (10,753)          (12)           --        (10,765)
                                                   -----------   -----------    ----------    -----------   -----------
Cash flows from financing activities:
    Repayments of long-term debt.................          --        (42,360)          --             --        (42,360)
    Proceeds from long-term debt.................          --         28,000           --             --         28,000
    Intercompany dividends.......................          --           (645)          --             645           --
                                                   -----------   ------------   ----------    -----------   ----------
Net cash used in financing activities............          --        (15,005)          --             645       (14,360)
                                                   -----------   -----------    ----------    -----------   -----------
Net increase (decrease) in cash and
    cash equivalents.............................          129       (37,750)         (231)           --        (37,852)
Cash and cash equivalents at beginning
    of period....................................          104        58,779         1,290            --         60,173
                                                   -----------   -----------    ----------    -----------   -----------
Cash and cash equivalents at end of period ......  $       233   $    21,029    $    1,059    $       --    $    22,321
                                                   ===========   ===========    ==========    ===========   ===========

              TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended January 2, 2000 of Triarc Consumer Products Group, LLC, a wholly-owned subsidiary of Triarc Companies, Inc. When we refer to "Triarc," we mean Triarc Companies, Inc. Triarc Consumer Products Group was formed on January 15, 1999 and commenced operations on February 23, 1999 with the acquisition through a capital contribution of all of the capital stock of RC/Arby's Corporation, Snapple Beverage Group, Inc. (formerly Triarc Beverage Holdings Corp.) and Stewart's Beverages, Inc. and their subsidiaries. These companies previously had been held directly or indirectly by Triarc. Effective May 17, 1999 Triarc Consumer Products Group contributed the stock of Stewart's to Snapple Beverage Group. Snapple Beverage Group, 99.9% owned, is the parent of Snapple Beverage Corp., Mistic Brands, Inc. and, effective May 17, 1999, Stewart's. RC/Arby's is the parent of Royal Crown Company, Inc. and Arby's, Inc. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects the consolidated results of operations for the six months and three months ended July 4, 1999 of Triarc Consumer Products Group as if it had been formed prior to January 4, 1999. The consolidated results of operations of each of RC/Arby's, Snapple Beverage Group and, prior to May 17, 1999, Stewart's and their subsidiaries have been consolidated with Triarc Consumer Products Group since these entities were under the common control of Triarc and, accordingly, are presented on an "as-if pooling" basis prior to the contribution of their capital stock to Triarc Consumer Products Group.

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

    Our fiscal year consists of 52 or 53 weeks ending on the Sunday closest to December 31. Our first half of fiscal 1999 commenced on January 4, 1999 and ended on July 4, 1999, with our second quarter commencing on April 5, 1999 and our first half of fiscal 2000 commenced on January 3, 2000 and ended on July 2, 2000, with our second quarter commencing on April 3, 2000. When we refer to the "six months ended July 4, 1999," or the "1999 first half," and the "three months ended July 4, 1999," or the "1999 second quarter," we mean the periods from January 4, 1999 to July 4, 1999 and April 5, 1999 to July 4, 1999; and when we refer to the "six months ended July 2, 2000," or the "2000 first half," and the "three months ended July 2, 2000," or the "2000 second quarter," we mean the periods from January 3, 2000 to July 2, 2000 and April 3, 2000 to July 2, 2000.

Results of Operations

Six Months Ended July 2, 2000 Compared with Six Months Ended July 4, 1999

Revenues

      Our revenues increased $27.2 million, or 6.3% to $456.2 million for the six months ended July 2, 2000 from $429.0 million for the six months ended July 4, 1999. A discussion of the changes in revenues by segment is as follows:

      Premium Beverages -- Premium beverage revenues increased $23.9 million, or 7.3%, to $349.4 million for the six months ended July 2, 2000 from $325.5 million for the six months ended July 4, 1999. The increase, which relates entirely to sales of finished product, reflects higher volume and, to a lesser extent, higher average selling prices in the first half of 2000. The increase in volume principally reflects (1) higher sales in the 2000 first half of Snapple Elements(TM), a new product platform of herbally enhanced drinks introduced in April 1999, (2) 2000 sales of Mistic Zotics(TM) and Stewart's "S" line of diet premium beverages introduced in April 2000 and March 2000, respectively, (3) higher sales of diet teas and other diet beverages and juice drinks, (4) higher sales of Stewart's products as a result of increased distribution in existing and new markets and (5) increased cases sold to retailers through Snapple Distributors of Long Island, Inc. and Millrose Distributors, Inc. principally reflecting the effect of an increased focus on our products as a result of our ownership of these distributors since their acquisitions on January 2, 2000 and February 25, 1999, respectively. The effect with respect to Millrose was for the full first half in 2000 compared with only the period from February 26 to July 4 in the 1999 first half. Those increases were partially offset by lower sales of WhipperSnapple(TM) in the 2000 first half. The higher average selling prices principally reflect (1) the effect of the Long Island Snapple and Millrose acquisitions whereby we now sell product at higher prices directly to retailers subsequent to these acquisitions compared with sales at lower prices to distributors such as Long Island Snapple and Millrose and, to a much lesser extent, (2) the full period effect in the 2000 first half of selective price increases in April 1999.

      Soft Drink Concentrates -- Soft drink concentrate revenues increased $.8 million, or 1.2%, to $66.1 million for the six months ended July 2, 2000 from $65.3 million for the six months ended July 4, 1999. The increase reflects the $2.8 million effect of higher average selling prices, partially offset by the $2.0 million effect of lower volume in the first half of 2000. The higher average selling prices principally reflect (1) price increases in most domestic concentrates effective November 1999 and
      (2) a shift of our private label sales to sales of higher priced flavor concentrates from sales of lower priced cola concentrates. The decrease in volume principally reflects lower Royal Crown sales of concentrates reflecting a decline in branded sales, primarily due to lower domestic volume reflecting continued competitive pricing pressures experienced by our bottlers. Those pressures began to lessen commencing in late 1999 and have continued that trend into the third quarter of 2000.

      Restaurant Franchising -- Restaurant franchising revenues increased $2.5 million, or 6.5%, to $40.7 million for the six months ended July 2, 2000 from $38.2 million for the six months ended July 4, 1999. This increase principally reflects higher royalty revenues and slightly higher franchise fee revenues. The increase in royalty revenues resulted from an average net increase of 89, or 2.8%, in the number of franchised restaurants and a 1.9% increase in same-store sales of franchised restaurants.

Gross Profit

      We calculate gross profit as total revenues less (1) costs of sales, excluding depreciation and amortization and (2) that portion of depreciation and amortization related to sales. Our gross profit increased $12.4 million, or 5.5%, to $237.6 million for the six months ended July 2, 2000 from $225.2 million for the six months ended July 4, 1999. This increase was principally due to the effect of the higher sales volumes discussed above. Our aggregate gross margins, which we compute as gross profit divided by total revenues, were unchanged at 52%. A discussion of the changes in gross margins by segment is as follows:

      Premium Beverages -- Gross margins were unchanged at 42% for both the six months ended July 2, 2000 and the six months ended July 4, 1999. The positive effect on gross margins from (1) the effect of the higher selling prices resulting from the Millrose acquisition for the full 2000 first half compared with only a portion of the 1999 first half and the Long Island Snapple acquisition and (2) the selective price increases, both as referred to above, were fully offset by the negative effects of (1) a shift in product mix to lower-margin products in the 2000 first half, (2) increased freight and handling costs in the 2000 first half as a result of beginning the use of warehousing for our finished products during the second half of 1999, (3) $1.1 million of increased provisions for obsolete inventory resulting from higher levels of raw materials and finished goods inventories that passed their shelf lives during the 2000 first half and that were not timely used and (4) increased production costs in the 2000 first half resulting from higher fees charged to us by our co-packers.

      Soft Drink Concentrates -- Gross margins increased 1% to 77% for the six months ended July 2, 2000 from 76% for the six months ended July 4, 1999. This increase was due to the conversion, commencing in December 1999, from our use of the raw material aspartame to the less costly Ace-K/sucralose blend in our diet products.

      Restaurant Franchising -- Gross margins for each period are 100% because royalties and franchise fees constitute the total revenues of the segment with no associated cost of sales.

Advertising, Selling and Distribution Expenses

      Our advertising, selling and distribution expenses increased $.5 million, or 0.5%, to $114.6 million for the six months ended July 2, 2000 from $114.1 million for the six months ended July 4, 1999. As a percentage of revenues, our advertising, selling and distribution expenses decreased to 25% for the six months ended July 2, 2000 from 27% for the six months ended July 4, 1999. A discussion of the changes in advertising, selling and distribution expenses by segment is as follows:

      Premium Beverages -- Advertising, selling and distribution expenses decreased $.2 million, or 0.2%, to $83.1 million for the six months ended July 2, 2000 from $83.3 million for the six months ended July 4, 1999. As a percentage of premium beverage revenues, advertising, selling and distribution expenses decreased to 24% for the six months ended July 2, 2000 from 26% for the six months ended July 4, 1999. The decrease in advertising, selling and distribution expenses was principally due to an overall decrease in promotional spending principally reflecting a decrease in discounts offered to distributors participating in our cold drink equipment purchasing program and a shift to shorter, less costly radio advertising as well as a shift from more expensive network to less costly cable television advertising, partially offset by (1) higher employee compensation and related benefit costs reflecting an increase in the number of sales and distribution employees and (2) higher costs resulting from our acquisition of certain assets, principally distribution rights, of California Beverage Company in March 2000, a distributor of our premium beverage products in the city and county of San Francisco, California.

      Soft Drink Concentrates -- Advertising, selling and distribution expenses increased $.9 million, or 3.1%, to $31.3 million for the six months ended July 2, 2000 from $30.4 million for the six months ended July 4, 1999. As a percentage of soft drink concentrate revenues, advertising, selling and distribution expenses were unchanged at 47% for both the six months ended July 2, 2000 and the six months ended July 4, 1999. The increase in advertising, selling and distribution expenses is principally due to a large scale coupon promotional program introduced in March 2000, partially offset by continued lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume.

      Restaurant Franchising -- Advertising, selling and distribution expenses decreased $.2 million, or 47.0%, to $.2 million for the six months ended July 2, 2000 from $.4 million for the six months ended July 4, 1999 reflecting a decrease in the provision for doubtful accounts. Advertising, selling and distribution expenses are less than one percent of restaurant franchising revenues in both the six months ended July 2, 2000 and the six months ended July 4, 1999.

General and Administrative Expenses

      Our general and administrative expenses increased $4.8 million, or 10.5%, to $50.1 million for the six months ended July 2, 2000 from $45.3 million for the six months ended July 4, 1999. As a percentage of revenues, our general and administrative expenses were unchanged at 11% for both the six months ended July 2, 2000 and the six months ended July 4, 1999. A discussion of the changes in general and administrative expenses by segment is as follows:

      Premium Beverages -- General and administrative expenses increased $3.6 million, or 17.8%, to $23.6 million for the six months ended July 2, 2000 from $20.0 million for the six months ended July 4, 1999. As a percentage of premium beverage revenues, general and administrative expenses increased to 7% for the six months ended July 2, 2000 from 6% for the six months ended July 4, 1999. The increase in general and administrative expenses reflects (1) increased expenses as a result of the full effect in the 2000 first half of the Millrose acquisition and the effect of the Long Island Snapple acquisition and (2) increases in compensation and related benefit costs primarily due to an increased number of employees.

      Soft Drink Concentrates -- General and administrative expenses decreased $.4 million, or 4.4%, to $8.7 million for the six months ended July 2, 2000 from $9.1 million for the six months ended July 4, 1999. As a percentage of soft drink concentrate revenues, general and administrative expenses decreased to 13% for the six months ended July 2, 2000 from 14% for the six months ended July 4, 1999. The decrease in general and administrative expenses primarily reflects (1) a decrease in travel expenses in the 2000 first half and (2) lower expenses for marketing supplies resulting from cost savings measures in the 2000 first half.

      Restaurant Franchising -- General and administrative expenses increased $1.6 million, or 9.6%, to $17.8 million for the six months ended July 2, 2000 from $16.2 million for six months ended July 4, 1999. As a percentage of restaurant franchising revenues, general and administrative expenses increased to 44% for the six months ended July 2, 2000 from 42% for the six months ended July 4, 1999. The increase in general and administrative expenses principally reflects (1) an increase in compensation and related benefit costs due to an increased number of employees and (2) provisions in the 2000 first half.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
   Costs

      Our depreciation and amortization, excluding amortization of deferred financing costs, increased $1.0 million to $16.8 million, or 6.3%, for the six months ended July 2, 2000 from $15.8 million for the six months ended July 4, 1999. As a percentage of revenues, our depreciation and amortization was unchanged at 4% for both the six months ended July 2, 2000 and the six months ended July 4, 1999. A discussion of the changes in depreciation and amortization, excluding amortization of deferred financing costs, by segment is as follows:

      Premium Beverages -- Depreciation and amortization, excluding amortization of deferred financing costs, increased $1.7 million, or 15.4%, to $12.7 million for the six months ended July 2, 2000 from $11.0 million for the six months ended July 4, 1999. As a percentage of premium beverage revenues, depreciation and amortization increased to 4% for the six months ended July 2, 2000 from 3% for the six months ended July 4, 1999. The increase in depreciation and amortization principally reflects an increase in amortization of costs in excess of net assets acquired, which we refer to as goodwill, trademarks and other intangibles, as a result of the full effect in the 2000 first half of the Millrose acquisition, the effect of the Long Island Snapple acquisition and, to a much lesser extent, the California Beverage acquisition.

      Soft Drink Concentrates -- Depreciation and amortization, excluding amortization of deferred financing costs, decreased $.7 million, or 18.8% to $3.0 million for the six months ended July 2, 2000 from $3.7 million for the six months ended July 4, 1999. As a percentage of soft drink concentrate revenues, depreciation and amortization decreased to 5% for the six months ended July 2, 2000 from 6% for the six months ended July 4, 1999. The decrease in depreciation and amortization was primarily due to the effect of nonrecurring 1999 depreciation on $3.7 million of soft drink vending machines purchased in January 1998 becoming fully depreciated over periods throughout 1999.

      Restaurant Franchising -- Depreciation and amortization, excluding amortization of deferred financing costs, was unchanged at $1.1 million in both the six months ended July 2, 2000 and the six months ended July 4, 1999, representing 3% of restaurant franchising revenues in both those periods.

Capital Structure Reorganization Related Charges

      The capital structure reorganization related charges of $.4 million for the six months ended July 2, 2000 and $3.0 million for the six months ended July 4, 1999 reflect equitable adjustments that were made to the terms of outstanding options under the stock option plan of Snapple Beverage Group.

      The Snapple Beverage Group stock option plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. The exercise prices of then outstanding options under the Snapple Beverage Group plan were equitably adjusted in 1999 to adjust for the effects of net distributions of $91.3 million, principally consisting of transfers of cash and deferred tax assets from Snapple Beverage Group to Triarc partially offset by the effect of the contribution of Stewart's to Snapple Beverage Group effective May 17, 1999.

      The exercise prices of the Snapple Beverage Group options granted in 1997 were equitably adjusted in 1999 from $147.30 per share to $107.05 per share and the exercise prices of the options granted in 1998 were equitably adjusted in 1999 from $191.00 per share to $138.83 per share. A cash payment of $51.34 per share for the options granted in 1997 and $39.40 per share for the options granted in 1998 is due to the option holder following the exercise of the stock options and either:

      (1) the sale by the option holder to us of shares of Snapple Beverage Group common stock received upon the exercise of the stock options or

      (2) the consummation of an initial public offering of Snapple Beverage Group common stock (see below under "Snapple Beverage Group Initial Public Offering").

      Snapple Beverage Group is responsible for the cash payment to its employees who are option holders and Triarc is responsible for the cash payment to its employees who are option holders either directly or through reimbursement to Snapple Beverage Group.

      We have accounted for the equitable adjustment in accordance with the intrinsic value method. Beginning with the first quarter of 1999 we are recognizing compensation expense for the aggregate maximum $4.1 million of cash to be paid in connection with the exercise of the stock options, net of credits for forfeitures of non-vested stock options of terminated employees, assuming all remaining Snapple Beverage Group stock options held by Snapple Beverage Group employees either have vested or will become vested, ratably over the vesting period.

      The initial charge relating to these equitable adjustments was recorded in the 1999 first quarter and, therefore, the charge of $3.0 million recognized for the six months ended July 4, 1999 includes the portion of the aggregate cash to be paid to the extent of the vesting of the options held by employees of Snapple Beverage Group through July 4, 1999. The $.4 million charge recognized for the six months ended July 2, 2000 represents the portion of the cash to be paid in connection with the exercise of the stock options to the extent of the vesting of the options held by employees of Snapple Beverage Group during that period.

      We expect to recognize additional pre-tax charges relating to this equitable adjustment of $.2 million during the second half of 2000 and $.2 million in 2001 as the affected stock options held by employees of Snapple Beverage Group continue to vest. No compensation expense has been or will be recognized for the changes in the exercise prices of the outstanding options because those modifications to the options did not create a new measurement date under the intrinsic value method.

Operating Profit

      Our operating profit increased $8.8 million, or 18.3%, to $56.7 million for the six months ended July 2, 2000 from $47.9 million for the six months ended July 4, 1999 as a result of the changes discussed above. As a percentage of revenues, our operating profit increased to 12% for the six months ended July 2, 2000 from 11% for the six months ended July 4, 1999. The changes in operating profit by segment are as follows:

      Premium Beverages -- Operating profit increased $6.3 million, or 30.7%, to $26.9 million for the six months ended July 2, 2000 from $20.6 million for the six months ended July 4, 1999. As a percentage of premium beverage revenues, operating profit increased to 8% for the six months ended July 2, 2000 from 6% for the six months ended July 4, 1999.

      Soft Drink Concentrates -- Operating profit increased $1.4 million, or 20.2%, to $8.2 million for the six months ended July 2, 2000 from $6.8 million for the six months ended July 4, 1999. As a percentage of soft drink concentrate revenues, operating profit increased to 12% for the six months ended July 2, 2000 from 10% for the six months ended July 4, 1999.

      Restaurant Franchising -- Operating profit increased $1.1 million, or 5.2%, to $21.6 million for the six months ended July 2, 2000 from $20.5 million for the six months ended July 4, 1999. As a percentage of restaurant franchising revenues, operating profit decreased to 53% for the six months ended July 2, 2000 from 54% for the six months ended July 4, 1999.

Interest Expense

      Interest expense increased $5.3 million, or 14.6%, to $41.9 million for the six months ended July 2, 2000 from $36.6 million for the six months ended July 4, 1999. This increase reflects higher average interest rates in the 2000 period and, to a lesser extent, higher average levels of debt during the 2000 first half due to the full six month effect of increases from a February 25, 1999 debt refinancing. The refinancing consisted of

      (1) the issuance of $300.0 million of 10 1/4% senior subordinated notes due 2009 and

      (2) $475.0 million borrowed under a senior bank credit facility and the  repayment of

      (1) $284.3 million under a former credit facility of Snapple Beverage Group and

      (2) $275.0 million of 9 3/4% senior secured notes due 2000 of RC/Arby's.

Other Income, Net

      Other income, net decreased $2.5 million, or 58.2%, to $1.8 million for the six months ended July 2, 2000 from $4.3 million for the six months ended July 4, 1999. This decrease was principally due to

      (1) a $1.6 million decrease in interest income on cash equivalents in the 2000 first half as a result of lower average amounts of cash equivalents in the 2000 first half compared with the 1999 first half,

      (2) a $.3 million decrease in our gains on lease terminations recognized by the restaurant franchising segment in the 2000 first half which result from the settlement of lease obligations related to the restaurants that were sold in 1997 which were not assumed by the purchaser and

      (3) a non-recurring $.3 million gain on the sale of warrants received in connection with the 1997 sale of all of our previously owned restaurants in the 1999 second quarter.

Income Taxes

      The provision for income taxes represented effective rates of 49% for the six months ended July 2, 2000 and 50% for the six months ended July 4, 1999. The effective tax rate is lower in the 2000 first half principally due to the impact of the amortization of non-deductible goodwill, the effect of which is lower in the 2000 first half due to higher projected 2000 full-year pre-tax income compared with the then projected 1999 full-year pre-tax income as of the end of the 1999 first half.

Income Before Extraordinary Charges

      Our income before extraordinary charges increased $.6 million, or 7.9%, to $8.5 million for the six months ended July 2, 2000 from $7.9 million for the six months ended July 4, 1999.

Extraordinary Charges

      The extraordinary charges of $11.8 million for the six months ended July 4, 1999 resulted from the early extinguishment of borrowings under the former credit facility of Snapple Beverage Group and the RC/Arby's 9 3/4% notes and consisted of:

      (1) the write-off of previously unamortized

             (a) deferred financing costs of $10.8 million and

             (b) interest rate cap agreement costs of $.1 million and

      (2) the payment of a $7.7 million redemption premium on the RC/Arby's 9 3/4% notes, less income tax benefit of $6.8 million.

Three Months Ended July 2, 2000 Compared with Three Months Ended July 4, 1999

Revenues

    Our revenues increased $15.4 million, or 6.1%, to $266.2 million for the three months ended July 2, 2000 from $250.8 million for the three months ended July 4, 1999. A discussion of the changes in revenues by segment is as follows:

    Premium Beverages -- Premium beverage revenues increased $12.4 million, or 6.3%, to $208.8 million for the three months ended July 2, 2000 from $196.4 million for the three months ended July 4, 1999. The increase, which relates entirely to sales of finished product, reflects higher volume and, to a lesser extent, higher average selling prices in the second quarter of 2000. The increase in volume principally reflects (1) higher sales of Snapple Elements which was introduced in April 1999, (2) 2000 sales of Mistic Zotics and Stewart's "S" line of diet premium beverages introduced in April and March 2000, respectively, (3) higher sales of diet teas and other diet beverages and juice drinks and (4) increased cases sold to retailers through Long Island Snapple principally reflecting an increased focus on our products as a result of our ownership of this distributor since January 2, 2000. Those increases were partially offset by lower sales of WhipperSnapple in the 2000 second quarter. The higher average selling prices reflect the effect of the higher selling prices in connection with the Long Island Snapple acquisition whereby we now sell directly to retailers rather than to Long Island Snapple as a distributor.

    Soft Drink Concentrates -- Soft drink concentrate revenues increased $1.8 million, or 5.1%, to $36.1 million for the three months ended July 4, 2000 from $34.3 million for the three months ended July 4, 1999. This increase reflects the $1.9 million effect of higher average selling prices, partially offset by the $.1 million effect of lower volume in the second quarter of 2000. The higher average selling prices reflect (1) price increases in most domestic concentrates effective November 1999 and (2) a shift of our private label sales to sales of higher priced flavor concentrates from sales of lower priced cola concentrates. The decrease in volume principally reflects a decrease in Royal Crown sales of concentrates reflecting a decline in branded sales, primarily due to lower domestic volume as previously discussed in the comparison of the six-month periods, partially offset by an increase in private label sales.

    Restaurant Franchising -- Restaurant franchising revenues increased $1.2 million, or 5.8%, to $21.3 million for the three months ended July 2, 2000 from $20.1 million for the three months ended July 4, 1999 entirely due to an increase in royalty revenue resulting from an average net increase of 88, or 2.8%, in the number of franchised restaurants and a 0.4% increase in same-store sales of franchised restaurants.

Gross Profit

    Our gross profit increased $7.7 million, or 6.0%, to $137.3 million for the three months ended July 2, 2000 from $129.6 million for the three months ended July 4, 1999 due to the effect of higher sales volumes discussed above. Our aggregate gross margins were unchanged at 52%. A discussion of the changes in gross margins by segment is as follows:

    Premium Beverages -- Gross margins remained unchanged at 42% for both the 2000 second quarter and the 1999 second quarter. The positive effect on gross margins from the higher selling prices resulting from the Long Island Snapple acquisition, as referred to above, was fully offset by the negative effects of (1) a shift in product mix to lower-margin products in the 2000 second quarter, (2) increased freight and handling costs in the 2000 second quarter, (3) $.4 million of increased provisions for obsolete inventory resulting from higher levels of raw materials and finished goods inventories that passed their shelf lives during the 2000 second quarter and (4) increased production costs in the 2000 second quarter resulting from higher fees charged to us by our co-packers.

    Soft Drink Concentrates -- Gross margins increased 1% to 78% for the 2000 second quarter from 77% for the 1999 second quarter. This increase was due to the conversion, commencing in December 1999, from our use of the raw material aspartame to the less costly Ace-K/sucralose blend in our diet products.

    Restaurant Franchising -- Gross margins during each period are 100% because royalties and franchise fees constitute the total revenues of the segment with no associated cost of sales.

Advertising, Selling and Distribution Expenses

    Our advertising, selling and distribution expenses increased $1.9 million, or 3.0%, to $68.2 million for the three months ended July 2, 2000 from $66.3 million for the three months ended July 4, 1999. As a percentage of revenues, our advertising, selling and distribution expenses remained constant at 26% for both the three months ended July 2, 2000 and the three months ended July 4, 1999. A discussion of the changes in advertising, selling and distribution expenses by segment is as follows:

    Premium Beverages -- Advertising, selling and distribution expenses increased $.8 million, or 1.5%, to $50.5 million for the three months ended July 2, 2000 from $49.7 million for the three months ended July 4, 1999. As a percentage of premium beverage revenues, advertising, selling and distribution expenses decreased to 24% for the three months ended July 2, 2000 from 25% for the three months ended July 4, 1999. The increase in advertising, selling and distribution expenses was principally due to (1) higher employee compensation and related benefit costs and (2) higher costs resulting from our California Beverage acquisition in March 2000, partially offset by an overall decrease in promotional spending, all as previously discussed in the comparison of the six-month periods.

    Soft Drink Concentrates -- Advertising, selling and distribution expenses increased $1.2 million, or 7.7%, to $17.6 million for the three months ended July 2, 2000 from $16.4 million for the three months ended July 4, 1999. As a percentage of soft drink concentrate revenues, advertising, selling and distribution expenses increased to 49% for the three months ended July 2, 2000 from 48% for the three months ended July 4, 1999. The increase in advertising, selling and distribution expenses was principally due to a large scale coupon promotional program introduced in March 2000, partially offset by lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume.

    Restaurant Franchising -- Advertising, selling and distribution expenses decreased $.1 million, or 47.3%, to $.1 million for the three months ended July 2, 2000 from $.2 million for the three months ended July 4, 1999 reflecting a decrease in the provision for doubtful accounts. Advertising, selling and distribution expenses are less than one percent of restaurant franchising revenues in both the three months ended July 2, 2000 and the three months ended July 4, 1999.

General and Administrative Expenses

    Our general and administrative expenses increased $2.3 million, or 10.0%, to $25.3 million for the three months ended July 2, 2000 from $23.0 for the three months ended July 4, 1999. As a percentage of revenues, our general and administrative expenses increased to 10% for the three months ended July 2, 2000 from 9% for the three months ended July 4, 1999. A discussion of the changes in general and administrative expense by segment is as follows:

    Premium Beverages -- General and administrative expenses increased $1.7 million, or 16.7%, to $12.0 million for the three months ended July 2, 2000 from $10.3 million for the three months ended July 4, 1999. As a percentage of premium beverage revenues, general and administrative expenses increased to 6% for the three months ended July 2, 2000 from 5% for the three months ended July 4, 1999. The increase in general and administrative expenses reflects (1) increased expenses as a result of the effect of the Long Island Snapple acquisition and (2) increases in compensation and related benefit costs primarily due to an increased number of employees.

    Soft Drink Concentrates -- General and administrative expenses decreased $.2 million, or 3.3%, to $4.6 million for the three months ended July 2, 2000 from $4.8 million for the three months ended July 4, 1999. As a percentage of soft drink concentrate revenues, general and administrative expenses decreased to 13% for the three months ended July 2, 2000 from 14% for the three months ended July 4, 1999. The decrease in general and administrative expenses primarily reflects a decrease in travel expenses in the 2000 second quarter.

    Restaurant Franchising -- General and administrative expenses increased $.8 million, or 9.1%, to $8.7 million for the three months ended July 2, 2000 from $7.9 million for the three months ended July 4, 1999. As a percentage of restaurant franchising revenues, general and administrative expenses increased to 41% for the three months ended July 2, 2000 from 39% for the three months ended July 4, 1999. The increase in general and administrative expenses was primarily due to increases in compensation and related benefit costs.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
   Costs

    Our depreciation and amortization, excluding amortization of deferred financing costs, increased $.5 million, or 6.6%, to $8.5 million for the three months ended July 2, 2000 from $8.0 million for the three months ended July 4, 1999. As a percentage of revenues, our depreciation and amortization was unchanged at 3% for both the three months ended July 2, 2000 and the three months ended July 4, 1999. A discussion of the changes in depreciation and amortization, excluding amortization of deferred financing costs, by segment is as follows:

    Premium Beverages -- Depreciation and amortization, excluding amortization of deferred financing costs, increased $.8 million, or 14.1%, to $6.5 million for the three months ended July 2, 2000 from $5.7 million for the three months ended July 4, 1999. As a percentage of premium beverage revenues, depreciation and amortization was unchanged at 3% for both the three months ended July 2, 2000 and the three months ended July 4, 1999. The increase in depreciation and amortization principally reflects an increase in amortization of goodwill, trademarks and other intangibles as a result of the effect of the Long Island Snapple acquisition and, to a much lesser extent, the acquisition of California Beverage in March 2000.

    Soft Drink Concentrates -- Depreciation and amortization, excluding amortization of deferred financing costs, decreased $.3 million, or 15.8%, to $1.5 million for the three months ended July 2, 2000 from $1.8 million for the three months ended July 4, 1999. As a percentage of soft drink concentrate revenues, depreciation and amortization decreased to 4% for the three months ended July 2, 2000 from 5% for the three months ended July 4, 1999. The decrease in depreciation and amortization was primarily due to the effect of nonrecurring 1999 depreciation on $3.7 million of soft drink vending machines purchased in January 1998 becoming fully depreciated over periods throughout 1999.

    Restaurant   Franchising  --  Depreciation   and   amortization,   excluding
    amortization of deferred financing costs, was unchanged at $.5 million in both the three months ended July 2, 2000 and the three months ended July 4, 1999, representing 3% of restaurant franchising revenues in both periods.

Capital Structure Reorganization Related Charges

    The capital structure reorganization related charges of $.2 million for the three months ended July 2, 2000 and $.8 million for the three months ended July 4, 1999 reflect the effect of equitable adjustments that were made to the terms of outstanding options under the stock option plan of Snapple Beverage Group, as discussed above in the comparison of the six-month periods, as the affected stock options continue to vest. The decrease in the capital structure reorganization related charge is a result of a portion of the options becoming fully vested in July 1999. We will continue to incur additional charges through 2001, also as previously discussed.

Operating Profit

    Our operating profit increased $3.6 million, or 11.1%, to $35.6 million for the three months ended July 2, 2000 from $32.0 million for the three months ended July 4, 1999 as a result of the changes discussed above. As a percentage of revenues, our operating profit was unchanged at 13% for both the three months ended July 2, 2000 and the three months ended July 4, 1999. The changes in operating profit by segment are as follows:

    Premium Beverages -- Operating profit increased $2.3 million, or 13.2%, to $19.3 million for the three months ended July 2, 2000 from $17.0 million for the three months ended July 4, 1999. As a percentage of premium beverage revenues, operating profit remained constant at 9% for both the three months ended July 2, 2000 and the three months ended July 4, 1999.

    Soft Drink Concentrates -- Operating profit increased $.8 million, or 21.9%, to $4.3 million for the three months ended July 2, 2000 from $3.5 million for the three months ended July 4, 1999. As a percentage of soft drink concentrate revenues, operating profit increased to 12% for the three months ended July 2, 2000 from 10% for the three months ended July 4, 1999.

    Restaurant Franchising -- Operating profit increased $.5 million, or 4.5%, to $12.0 million for the three months ended July 2, 2000 from $11.5 million for the three months ended July 4, 1999. As a percentage of restaurant franchising revenues, operating profit decreased to 56% for the three months ended July 2, 2000 from 57% for the three months ended July 4, 1999.

Interest Expense

    Interest expense increased $1.3 million, or 6.6%, to $21.2 million for the three months ended July 2, 2000 from $19.9 million for the three months ended July 4, 1999 primarily reflecting higher average interest rates in the 2000 second quarter.

Other Income, Net

    Other income, net decreased $.3 million, or 31.5%, to $.8 million for the three months ended July 2, 2000 from $1.1 million for the three months ended July 4, 1999. This decrease was due to a non-recurring $0.3 million gain on the sale of warrants received in connection with our 1997 sale of all of our previously owned restaurants in the 1999 second quarter.

Income Taxes

    The provision for income taxes represented effective rates of 49% for the three months ended July 2, 2000 and 50% for the three months ended July 4, 1999. The effective rate is lower in the 2000 second quarter principally due to the impact of the amortization of non-deductible goodwill, the effect of which is lower in the 2000 second quarter due to higher projected 2000 full-year pre-tax income compared with the then projected 1999 full-year pre-tax income as of the end of the 1999 second quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

       Our consolidated operating activities used cash and cash equivalents, which we refer to in this discussion as cash, of $12.7 million during the six months ended July 2, 2000 reflecting cash used by changes in operating assets and liabilities of $42.3 million partially offset by (1) net income of $8.5 million and (2) net non-cash charges, principally depreciation and amortization, of $21.1 million.

       The cash used by changes in operating assets and liabilities of $42.3 million reflects increases in receivables of $45.5 million, inventories of $23.1 million and prepaid expenses and other current assets of $1.2 million and a decrease in due to Triarc of $3.7 million, all partially offset by an increase in accounts payable and accrued expenses of $31.2 million. The increase in receivables principally resulted from seasonally higher sales in June 2000 compared with December 1999. The increase in inventories was due to seasonal buildups in anticipation of the peak summer selling season in our beverage businesses. The increase in accounts payable and accrued expenses principally reflects (1) the increased inventory purchases, (2) $4.5 million of seasonally higher accruals for advertising and promotions and (3) a $6.3 million increase in accrued income taxes resulting from the excess of our provision for income taxes over our tax payments during the 2000 first half, all partially offset by a $6.3 million reduction in accrued compensation and related benefits due to the first quarter payment of previously accrued incentive compensation. The decrease in due to Triarc principally resulted from the timing of payments for raw material purchases made by our beverage businesses from Triarc.

       Despite the $12.7 million of cash used in operating activities in the 2000 first half, we had $12.8 million of cash provided by operating activities in the 2000 second quarter and we expect positive cash flows from operations during the remainder of 2000 due to (1) the expectation of profitable operations for the remainder of the year due to the seasonality of the beverage business with the summer months as the peak season and (2) the significant seasonal factors impacting the cash used in the 2000 first half for operating assets which should not recur during the remainder of 2000 and should substantially reverse.

Working Capital and Capitalization

       Working capital, which equals current assets less current liabilities, was $36.5 million at July 2, 2000, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.2:1. Our working capital increased $4.8 million from $31.7 million at January 2, 2000 principally due to working capital provided by operations in excess of both capital expenditures and reclassifications of long-term debt to current liabilities.

       Our capitalization at July 2, 2000 aggregated $602.6 million consisting of $764.4 million of long-term debt, including current portion, less $161.8 million of member's deficit. Our total capitalization decreased $2.4 million from $605.0 million at January 2, 2000 principally due to net repayments of long-term debt of $14.4 million partially offset by (1) the $3.7 million of capital contributions to us from Triarc of certain assets it acquired of California Beverage Company and Northern Glacier Ltd. discussed below under "Acquisitions" and (2) our net income of $8.5 million.

Debt Agreements

       We maintain a $535.0 million senior bank credit facility entered into by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's which consists of a $475.0 million term facility under which there were $438.3 million of term loans outstanding as of July 2, 2000 and a $60.0 million revolving credit facility under which there were $20.0 million of revolving credit loans outstanding as of July 2, 2000. At July 2, 2000 there was $39.9 million of borrowing availability under the revolving credit facility.

       Revolving loans will be due in full in 2005. Maturities of the term loans are $3.7 million for the second half of 2000 representing two quarterly installments, increasing annually through 2006 with a final payment in 2007. In addition to scheduled maturities of the term loans, we are also required to make mandatory annual prepayments in an amount, if any, currently equal to 75% of excess cash flow as defined in the credit agreement. The mandatory prepayments will be applied on a pro rata basis to the remaining outstanding balances of each of the three classes of the term loans except that any lender that has term B or term C loans outstanding may elect not to have its pro rata share of the loans repaid. Any amount prepaid and not applied to term B loans or term C loans as a result of the election would be applied first to the outstanding balance of term A loans and second to any outstanding balance of revolving loans, with any remaining amount being returned to us. In that connection, we made a $28.3 million prepayment on May 4, 2000 in respect of the year ended January 2, 2000, of which $25.7 million was the pro rata share applicable to the term B and term C loans. Certain lenders of term B and term C loans elected not to accept an aggregate $8.8 million of the prepayment and, accordingly, this amount was applied to term A loans. The application of the excess cash flow prepayment had the effect of reducing the scheduled maturities of the term loans during the second half of 2000 by $.7 million to $3.7 million. We currently expect that an additional prepayment will be required to be made in the second quarter of 2001 in respect of the year ending December 31, 2000, the amount of which we currently estimate at $10.0 million.

       Under our credit agreement, we can make voluntary prepayments of the term loans, although as of July 2, 2000, we have not made any voluntary prepayments. However, if we make voluntary prepayments of term B and term C loans, which have $118.7 million and $289.0 million outstanding as of July 2, 2000, we will incur prepayment penalties of 1.0% and 1.5%, respectively, of any future amounts of those term loans prepaid through February 25, 2001.

       We have $300.0 million of 10 1/4% senior subordinated notes due 2009 which do not require any amortization of principal prior to their maturity in 2009.

       We have a note payable to a beverage co-packer with $1.7 million outstanding as of July 2, 2000 which is due during the second half of 2000.

       Our scheduled long-term debt repayments during the second half of 2000 are $6.3 million, including $3.7 million under the term loans and $1.7 million under the note payable to a beverage co-packer, both as discussed above. In addition, we expect to repay the $20.0 million of outstanding revolving loans during the second half of 2000; however any such payment would increase our borrowing availability under the revolving credit facility.

Debt Agreement Guarantees and Restrictions

       Under our credit facility substantially all of our assets, other than cash and cash equivalents, are pledged as security. In addition, our obligations relating to (1) the 10 1/4% notes are guaranteed by Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and (2) the credit facility are guaranteed by Triarc Consumer Products Group, Snapple Beverage Group and substantially all of the domestic subsidiaries of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's. As collateral for the guarantees under the credit facility, all of the stock of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged. The guarantees under the 10 1/4% notes are full and unconditional, are on a joint and several basis and are unsecured.

       Our debt agreements contain various covenants which (1) require periodic financial reporting, (2) require meeting financial amount and ratio tests, (3) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of debt prior to maturity, with exceptions, (c) investments, (d) asset dispositions and (e) affiliate transactions other than on an arms-length basis and (4) restrict the payment of dividends, loans or advances to Triarc. Under the most restrictive of these covenants, as of July 2, 2000 we cannot pay any dividends or make any loans or advances to Triarc. We were in compliance with all of these covenants as of July 2, 2000.

       Arby's remains contingently responsible for operating and capitalized lease payments, if the purchaser of the Arby's restaurants does not make the required lease payments, assumed by the purchaser in connection with the restaurants sale of approximately $117.0 million as of May 1997 when the Arby's restaurants were sold and $85.0 million as of July 2, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled payments through that date.

       Further, Triarc has guaranteed mortgage notes and equipment notes payable to FFCA Mortgage Corporation assumed by the purchaser in connection with the restaurants sale of $54.7 million as of May 1997 and $47.8 million as of July 2, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled repayments through that date.

       In addition, a subsidiary of ours is a co-obligor with the purchaser of the Arby's restaurants and Triarc is a guarantor under a loan, the repayments of which are being made by the purchaser, with an aggregate principal amount of $.5 million as of July 2, 2000.

Capital Expenditures

       Cash capital expenditures amounted to $10.3 million during the 2000 first half. We expect that cash capital expenditures will approximate $4.8 million for the second half of 2000 for which there were $1.0 million of outstanding commitments as of July 2, 2000. Our planned capital expenditures include amounts for remaining expenditures for a premium beverage packing line at one of our company-owned distributors and co-packing equipment.

Acquisitions

       On March 31, 2000 Triarc acquired, and contributed to us, certain assets, principally distribution rights, of California Beverage Company, a distributor of our premium beverage products in the City and County of San Francisco, California, for cash of $1.6 million. On April 19, 2000 Triarc acquired, and contributed to us, certain inventories of California Beverage for cash of $.1 million.

       On May 16, 2000 Triarc acquired, and contributed to us, certain assets, principally distribution rights, of Northern Glacier Ltd., a distributor of our Mistic premium beverage products in five counties in New Jersey and who will continue as our sub-distributor in two of those counties, for an aggregate purchase price of $2.2 million, subject to post-closing adjustments. The purchase price principally consisted of $1.9 million paid through offset of accounts receivable and a note receivable otherwise owed to us by the seller, which were reimbursed to us by Triarc, and $.3 million to be paid by Triarc or us to the seller following the conclusion of the seller's sub-distributorship arrangement.

       To further our growth strategy, we will consider additional selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent we have available resources to do so.

Management Services Fees

       We receive from Triarc various management services, including legal, accounting, tax, insurance and financial, under two management services agreements with our combined beverage businesses and Arby's. Under these agreements we pay Triarc fixed fees on a quarterly basis in arrears, including annual cost of living adjustments. The total with respect to fiscal year 2000 will be $10.8 million, of which $6.9 million relates to our combined beverage businesses and $3.9 million relates to Arby's. We expect to pay a total of $5.4 million of these management fees during the second half of 2000.

Income Taxes

       We are included in the consolidated Federal income tax return and some combined state income tax returns of Triarc. Under a tax-sharing agreement with Triarc, we are required to pay to Triarc amounts relating to income taxes based on our consolidated taxable income on a stand-alone basis. A tax-sharing payment of $1.4 million was made during the second quarter of 2000. We expect to make additional tax-sharing payments, including a $1.4 million payment made in July 2000, during the remainder of 2000 pursuant to the tax-sharing agreement.

       The Internal Revenue Service has completed its examination of the Federal income tax returns of Triarc and its subsidiaries, including RC/Arby's, for the fiscal year ended April 30, 1993 and transition period ended December 31, 1993. In connection with this examination and under our tax-sharing agreement with Triarc, RC/Arby's owes Triarc additional taxes and accrued interest totaling $.4 million.

Cash Requirements

       As of July 2, 2000, our consolidated cash requirements for the remainder of 2000, exclusive of operating cash flow requirements which include tax-sharing payments and management services fees to Triarc as discussed above, consist principally of (1) scheduled debt principal repayments aggregating $6.3 million,
(2) capital expenditures of approximately $4.8 million and (3) business acquisitions by us, if any. We anticipate meeting all of these requirements through (1) $22.3 million of existing cash and cash equivalents, (2) cash flows from operations and (3) the $39.9 million of availability as of July 2, 2000 under our $60.0 million revolving credit facility. We expect to repay the $20.0 million of outstanding revolving credit loans during the second half of 2000; however, any such payment would increase our borrowing availability under the revolving credit facility.

Triarc Consumer Products Group

       Triarc Consumer Products Group is a holding company whose primary asset is a $300.0 million unsecured promissory note receivable from RC/Arby's and whose primary liability consists of the $300.0 million principal amount of 10 1/4% notes. The RC/Arby's note has a stated interest rate of 10.33% and is due in 2009. The cash requirements of Triarc Consumer Products Group are semi-annual interest on the 10 1/4% notes and any general corporate expenses. Triarc Consumer Products Group's principal source of cash is semi-annual interest on the RC/Arby's note. Triarc Consumer Products Group's subsidiaries can pay dividends or advances to Triarc Consumer Products Group to the extent interest on the 10 1/4% notes and up to $.2 million of general corporate expenses exceed the interest income on the RC/Arby's note, but cannot currently pay any other dividends or advances under the terms of our credit facility.

       Triarc Consumer Products Group's cash requirements for the second half of 2000 consist of the August 2000 semi- annual interest payment of $15.4 million under the 10 1/4% notes and, to a much lesser extent, any general corporate expenses. Triarc Consumer Products Group expects to meet its cash requirements for the second half of 2000 through the $15.5 million of interest to be received in August 2000 on the RC/Arby's note and existing cash of $.1 million.

Snapple Beverage Group Initial Public Offering

       Snapple Beverage Group, as restructured (see below), currently intends to issue an estimated $100.0 million of its common stock in an initial public offering. These shares will be registered pursuant to a registration statement on Form S-1 that has been filed with the Securities and Exchange Commission but which has not yet been declared effective.

       Assuming the successful completion of this initial public offering, we will be restructured. In accordance with the restructuring transactions, Snapple Beverage Group will be transferred to RC/Arby's, the restaurant franchising business owned by RC/Arby's will be reclassified as discontinued operations, RC/Arby's (parent company) and the restaurant franchising business will then be effectively distributed from Triarc Consumer Products Group to Triarc and, as a result of a series of transactions, Triarc Consumer Products Group will then effectively merge into Snapple Beverage Group.

       Also assuming the successful completion of the initial public offering, Snapple Beverage Group will receive an estimated $178.0 million capital contribution from RC/Arby's, representing the net proceeds of a financing of its restaurant business. Snapple Beverage Group is also expected to enter into a new credit facility consisting of up to $195.0 million of term loans and a $50.0 million revolving credit facility. No borrowings under the new revolving credit facility are expected to occur at the time of the completion of the initial public offering.

       The net proceeds of the initial public offering and the term loan borrowings under the new credit facility, together with all of the cash and cash equivalents of RC/Arby's and the restaurant business and all but $2.0 million of the cash and cash equivalents of Snapple Beverage Group, as restructured, are expected to be used to (1) repay prior to maturity all outstanding borrowings under our existing credit facility and accrued interest thereon and (2) pay (a) prepayment penalties resulting from the prepayment of certain of the outstanding term loans and (b) fees and expenses relating to the initial public offering and the consummation of the new credit facility.

       The early extinguishment of the borrowings under the existing credit facility will result in an extraordinary charge at the time the borrowings under our existing credit facility are repaid prior to maturity for the write-off of previously unamortized deferred financing costs and the payment of the aforementioned prepayment penalties, less income tax benefit, which, as of July 2, 2000, would have amounted to $11.6 million.

Legal and Environmental Matters

       We are involved in litigation, claims and environmental matters incidental to our businesses. We have reserves for legal and environmental matters of $1.7 million as of July 2, 2000. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information and given our reserves, we do not believe that these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

Recently Issued Accounting Pronouncements

       In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires derivatives be recorded on the balance sheet at fair value and establishes more restrictive criteria for hedge accounting. Statement 133, as amended by Statements of Financial Accounting Standards Nos. 137 and 138, is effective for our fiscal year beginning January 1, 2001.

       Although we have not yet completed the process of identifying all of our derivative instruments, the only derivative which we have currently identified is an interest rate cap agreement on some of our long-term debt. We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement 133 should have no effect on our consolidated financial position or results of operations. However, the provisions of Statement 133 are complex and, accordingly, we are unable to determine at this time the impact it will have on our consolidated financial position and results of operations.

        In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Bulletin 101 states that revenues generally are realized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. Bulletin 101, as amended, must be implemented no later than our fourth fiscal quarter of 2000. We believe that, in our beverage businesses, we have historically recognized revenues in accordance with the criteria set forth in Bulletin 101. As disclosed in the notes to consolidated financial statements included in our Form 10-K, we record sales when inventory is shipped or delivered and sales terms generally do not allow a right of return. In our restaurant franchise business, we record revenues in accordance with Statement of Financial Accounting Standards No. 45, "Accounting for Franchise Fee Revenue," which is excluded from the guidance under Bulletin
101. Accordingly, we do not expect that the implementation of Bulletin 101 will have a material impact on our consolidated financial position or results of operations.

              TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES

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

Interest Rate Risk

      Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we assess the relative proportions of our debt under fixed versus variable rates. We generally use purchased interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually are at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. We currently have one interest rate cap agreement relating to interest on $233.1 million of our aggregate $438.3 million of variable-rate term loans under our senior bank credit facility which provides for a cap which was approximately 1% higher than the prevailing interest rate at July 2, 2000.

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

Overall Market Risk

      With regard to overall market risk, we attempt to mitigate our exposure to such risks by assessing the relative proportion of our investments in cash and cash equivalents and the relatively stable and risk-minimized returns available on such investments. At July 2, 2000, our excess cash was primarily invested in commercial paper with maturities of less than 90 days and money market funds which, due to their short-term nature, minimizes our overall market risk.

Sensitivity Analysis

      All of our market risk sensitive instruments are instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at July 2, 2000 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.

      The following table reflects the estimated effects on the market value of our financial instruments as of July 2, 2000 based upon assumed immediate adverse effects as noted below (in thousands):

                                                             July 2, 2000
                                                        ----------------------
                                                         Carrying    Interest
                                                          Value     Rate Risk
                                                          -----     ---------

     Cash equivalents..................................$   15,411  $    --
     Long-term debt....................................   764,400      4,583

      The cash equivalents are short-term in nature with a maturity of three months or less when acquired and, as such, a change in interest rates of one percentage point would not have a material impact on our consolidated financial position or results of operations.

      The sensitivity analysis of long-term debt assumes an instantaneous increase in market interest rates of one percentage point from their levels at July 2, 2000, with all other variables held constant. The increase of one percentage point with respect to our long-term debt (1) represents an assumed average 10% decline in earnings as the weighted average interest rate of our variable-rate debt at July 2, 2000 approximated 10% and (2) relates only to our variable-rate debt since a change in interest rates would not affect interest expense on our fixed-rate debt. Our variable rate debt consists of $438.3 million of our term loans and $20.0 million of revolving loans. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on our consolidated results of operations and not our consolidated financial position.

Part II. Other Information

         This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Consumer Products Group, LLC and its subsidiaries (collectively, "TCPG" or "the Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our expectations and are susceptible to a number of risks, uncertainties and other factors and our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of positive or adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in consumer tastes and demographic patterns; the success of multi-branding; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials, ingredients and supplies; the potential impact on franchisees' store level sales and resulting royalty revenues that could arise from interruptions in the distribution of supplies of food and other products to franchisees; general economic, business and political conditions in the countries and territories where the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including franchising laws, accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its subsidiaries detailed in our other current and periodic reports filed with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Item 5. Other Information

         On June 27, 2000 the Company's subsidiary, Snapple Beverage Group, Inc., filed with the Securities and Exchange Commission a registration statement for an initial public offering ("IPO") of its common stock. Snapple Beverage Group will own the Company's premium beverage business (Snapple(R), Mistic(R), and Stewart's(R)) and its soft drink concentrates business (Royal Crown(R), Diet Rite(R), RC Edge(TM), and Nehi(R)). Snapple Beverage Group plans to list its shares on the New York Stock Exchange under the symbol "SNP" and expects to complete the offering during the third quarter of 2000, subject to market conditions and other factors. Net proceeds from the offering are expected to be used to repay debt under an existing credit facility.

         The offering which will be made only by a prospectus, will be underwritten by a syndicate to be lead-managed by Morgan Stanley Dean Witter and co-managed by Donaldson, Lufkin & Jenrette, ING Barings and Lehman Brothers.

         A registration statement relating to these securities has been filed with the Securities and Exchange Commission, but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

         There can be no assurance that the Securities and Exchange Commission will declare the registration statement effective or that the proposed IPO will be consummated.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 - Amendment No. 2 to Triarc Beverage Holdings Corp. 1997 Stock Option Plan.

         27.1 - Financial Data Schedule for the six-month period ended July 2, 2000, submitted to the Securities and Exchange Commission in electronic format.

         27.2 - Financial Data Schedule for the six-month period ended July 4, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.

(b)      Reports on Form 8-K

         None

              TRIARC CONSUMER PRODUCTS GROUP, LLC AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRIARC CONSUMER PRODUCTS GROUP, LLC
                                       (Registrant)



Date: August 16, 2000                  By: /S/ JOHN L. BARNES, JR.
                                       ---------------------------
                                       John L. Barnes, Jr.
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (On behalf of the Company)



                                        By: /S/ FRED H. SCHAEFER
                                        ------------------------
                                        Fred H. Schaefer
                                        Vice President and
                                        Chief Accounting Officer
                                        (Principal accounting officer)

                                  Exhibit Index

Exhibit
 No.                Description                                     Page No.
---------           -----------                                     --------

10.1 -   Amendment No. 2 to Triarc Beverage Holdings
         Corp. 1997 Stock Option Plan.

27.1 - Financial Data Schedule for the six-month period ended July 2, 2000, submitted to the Securities and Exchange Commission in electronic format.

27.2 - Financial Data Schedule for the six-month period ended July 4, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.